Form 10QSB
period 1999-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2000-10-11
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: July 31, 1999


                         Commission file number 000-27211

                      Colorado Community Broadcasting, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                84-1469319
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (303) 422-8127
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of July 31, 1999, 225,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by the company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1999, included in the Company's Form 10SB.

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)
                                  Balance Sheet




                                                                   (Unaudited)
                                                                     July 31,                  April 30,
                                                                       1999                       1999
                                                                   --------------             -------------
ASSETS:
Current Assets:
Cash                                                                    $ 24,757                  $ 15,057
                                                                   --------------             -------------
TOTAL ASSETS                                                            $ 24,757                  $ 15,057
                                                                   --------------             -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable                                                           $ 250                     $ 250
Short-term Borrowings                                                      1,100                     1,100
                                                                   --------------             -------------
  Total Current Liabilities                                                1,350                     1,350
                                                                   --------------             -------------


STOCKHOLDERS' EQUITY:
Series  A  Common  Stock,  par  value  $.0001  per  share;
  100,000,000  shares authorized, 225,000 shares issued
   and outstanding                                                            22                        22
Additional paid-in capital                                                26,978                    26,978
Subscription receivable                                                     (250)                  (10,500)
Deficit accumulated during the development stage                          (3,343)                   (2,793)
                                                                   --------------             -------------
  Total Stockholders' Equity                                              23,407                    13,707
                                                                   --------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 24,757                  $ 15,057
                                                                   ==============             =============

See accompanying independent accountant's review report and notes to financial statements.

                     Colorado Community Broadcasting, Inc.
                         (A Development Stage Company)
                            Statements of Operations





                                            (Unaudited)
                                              For the                              (Unaudited)
                                            Three Month           For the          March 16, 1998
                                           Period Ended          Year Ended        (Inception) thru
                                             July 31,            April 30,           July 31,
                                               1999                 1999               1999
                                          ----------------     ---------------     --------------


Revenue                                               $ -                 $ -                $ -

Expenses:
Professional Fees                                     550               2,000              2,550
Bank Charges                                            -                  80                 80
Telephone                                               -                  50                 50
Administrative Expenses                                 -                  38                 38
Travel                                                  -                 625                625
                                          ----------------     ---------------     --------------
  Total Expenses                                      550               2,793              3,343
                                          ----------------     ---------------     --------------


Net Loss                                           $ (550)           $ (2,793)          $ (3,343)
                                          ================     ===============     ==============


Net Loss Per Share                                $ (0.01)            $ (0.01)
                                          ================     ===============

Weighted average number of
common shares outstanding                         225,000             225,000
                                          ================     ===============

See accompanying independent accountant's review report and notes to financial statements.

                     Colorado Community Broadcasting, Inc.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                    For the Three Month
                                                    Period Ended July 31,
                                                     1999                 1998
                                                     ----                 ----

Revenue                                               $ -                 $ -

Expenses:
Professional Fees                                     550                   -
Bank Charges                                            -                   -
Telephone                                               -                   -
Administrative                                          -                   -
                                                   -------             -------
  Total Expenses                                      550                   -
                                                   -------             -------

Net Loss                                           $ (550)                $ -
                                                   =======             =======

Net Loss per share                                 $(0.01)                $ -
                                                   =======             =======
Weighted average number of
common shares outstanding                         225,000                   -
                                                   =======             =======
See accompanying independent accountant's review report and notes to financial statements.

                     Colorado Community Broadcasting, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                 For the
                                                               Three Month         For the          March 16, 1998
                                                               Period Ended      Year Ended        (Inception) thru
                                                                 July 31,           April 30,           July 31,
                                                                   1999               1999                1999
                                                              ---------------     --------------     ---------------

Cash Flows from Operating Activities:
Net Loss Accumulated During the
  Development Stage                                                   $ (550)          $ (2,793)           $ (3,343)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Non-Cash item include in loss:                                           -                  -
   Stock issued for services                                               -              2,000               2,000
  Changes in assets and liabilities:
  Decrease (Increase) in Accounts Payable                                  -                250                 250
                                                              ---------------     --------------     ---------------
Net Cash Flows Used In Operating Activities                             (550)              (543)             (1,093)
                                                              ---------------     --------------     ---------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                                            10,250             14,500              24,750
  Proceeds from Short-Term Borrowings                                      -              1,100               1,100
                                                              ---------------     --------------     ---------------
Net Cash Flows Provided by Financing Activities                       10,250             15,600              25,850
                                                              ---------------     --------------     ---------------

Net Increase (Decrease) in Cash                                        9,700             15,057              24,757

Cash at beginning of period                                           15,057                  -                   -
                                                              ---------------     --------------     ---------------
                                                                                                                    #
Cash at end of period                                               $ 24,757           $ 15,057            $ 24,757
                                                              ===============     ==============     ===============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                               $ -                $ -                 $ -
                                                              ===============     ==============     ===============
                                                              ===============     ==============     ===============
  Cash paid during the period for income taxes                           $ -                $ -                 $ -
                                                              ===============     ==============     ===============

See accompanying independent accountant's review report and notes to financial statements.

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)



                      Colorado Community Broadcasting, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JULY 31, 1999 AND 1998

Note 1 - Organization and Summary of Significant Accounting Policies:

         Organization:

         Colorado Community Broadcasting, Inc. (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company is primarily engaged in raising capital funds from investors and contracting to pur-chase a low power television license and station.

         The Company fiscal year end is April 30.

         Basis of Presentation - Development Stage Company

         The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting:

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents:

         The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months, to be cash equivalents.

         Use of estimates:

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Net Loss Per Share:

         Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding.

         Stock Subscription:

         The  Company  records  a  stock   subscription  once  the  Subscription
         Agreement is accepted.

                      Colorado Community Broadcasting, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JULY 31, 1999 AND 1998

         Income Taxes:

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

         Fair Value of Financial Instruments

         The carrying amount of cash, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Note 2 - Capital Stock Transactions

         The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. The Company has issued 225,000 shares to sixteen individuals for $25,000 cash and services performed as of April 30, 1999.

Note 3 - Income Taxes

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets

            Net operating loss carryforwards                     $3,343
            Valuation allowance for deferred tax assets          (3,343)
                                                               ---------
         Net deferred tax assets                               $      -
                                                               =========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

Note 4 - Short-Term Borrowings

         Officers of the Company have provided services and advanced cash to the Company for operations. These advances are unsecured, and bear no interest, and due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

Results of Operations for the Quarter Ended July 31, 1999
- ----------------------------------------------------------

     The Company had no revenue or operations for the period. The Company incurred $550 in general and administrative expenses in the period in 1999. The Company had a or loss on operations for the period in 1999, of ($550).

     The Company incurred operating loss for the three month period ended July 31, 1999 of ($550) or ($.01) per share.

     The trend of operating losses can be expected to continue until and unless the company acquires or merges with a profitable business.

     (b) Liquidity and Capital Resources. At July 31, 1999, the Company had $24,757 cash with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. The Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management believes that the Company has inadequate working capital to pursue any significant operations at this time; however, loans to the Company from management may facilitate development of the business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had $24,757 in cash or cash equivalents. There was no significant change in working capital during this quarter.

         (c) Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

         The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Colorado Community Broadcasting, Inc.


Date:  October 10, 2000
                                                   /s/ Victor F. Mantecon
                                          by: ----------------------------------
                                              Victor F. Mantecon, President