Form 10QSB
period 2000-01-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2000-10-11
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: January 31, 2000


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

Yes  X  No

As of January 31, 2000 225,000 shares of common stock were outstanding.

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

                     Colorado Community Broadcasting, Inc.
                         (A Development Stage Company)
                                 Balance Sheet



                                                                   (Unaudited)
                                                                    January 31,                April 30,
                                                                       2000                       1999
                                                                   --------------             -------------


ASSETS:
Current Assets:
Cash                                                                    $ 21,402                  $ 15,057
                                                                   --------------             -------------
TOTAL ASSETS                                                            $ 21,402                  $ 15,057
                                                                   --------------             -------------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts Payable                                                             $ -                     $ 250
Short-term Borrowings                                                      1,100                     1,100
                                                                   --------------             -------------
  Total Current Liabilities                                                1,100                     1,350
                                                                   --------------             -------------


STOCKHOLDERS' EQUITY:
Series  A  Common  Stock,  par  value  $.0001  per  share;
 100,000,000  shares authorized, 225,000 shares issued
   and outstanding                                                            22                        22
Additional paid-in capital                                                26,978                    26,978
Subscription receivable                                                     (250)                  (10,500)
Deficit accumulated during the development stage                          (6,448)                   (2,793)
                                                                   --------------             -------------
  Total Stockholders' Equity                                              20,302                    13,707
                                                                   --------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 21,402                  $ 15,057
                                                                   ==============             =============

               See accompanying independent accountant's review report and notes to financial statements.

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)
                            Statements of Operations






                                          (Unaudited)
                                              For the                              (Unaudited)
                                            Nine Month            For the                 March 16, 1998
                                           Period Ended          Year Ended        (Inception) thru
                                            January 31,          April 30,          January 31,
                                               2000                 1999               2000
                                          ----------------     ---------------     --------------


Revenue                                               $ -                 $ -                $ -

Expenses:
Professional Fees                                   3,550               2,000              5,550
Bank Charges                                           15                  80                 95
Telephone                                               -                  50                 50
Administrative Expenses                                90                  38                128
Travel                                                  -                 625                625
                                          ----------------     ---------------     --------------
  Total Expenses                                    3,655               2,793              6,448
                                          ----------------     ---------------     --------------


Net Loss                                         $ (3,655)           $ (2,793)          $ (6,448)
                                          ================     ===============     ==============


Net Loss Per Share                                $ (0.02)            $ (0.01)
                                          ================     ===============

Weighted average number of
common shares outstanding                         225,000             225,000
                                          ================     ===============

               See accompanying independent accountant's review report and notes to financial statements.

                     Colorado Community Broadcasting, Inc.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                           For the Nine Month                     For the Three Month
                                                       Period Ended January 31,                  Period Ended January 31,
                                                     2000               1999                   2000                  1999
                                                     ----               ----                   ----                  ----


Revenue                                             $ -                 $ -                     $ -                 $ -

Expenses:
Professional Fees                                 3,550                   -                       -                   -
Bank Charges                                         15                   -                       -                   -
Telephone                                             -                   -                       -                   -
Administrative                                       90                 118                       -                   -
Travel                                                -                 625                                         625
                                               --------            --------                 --------           --------
  Total Expenses                                  3,655                 743                       -                 625
                                               --------            --------                 --------           --------

Net Loss                                       $ (3,655)             $ (743)                    $ -              $ (625)
                                               ========            ========                 ========           ========

Net Loss Per Share                             $  (0.02)           $ (0.003)                    $ -            $ (0.003)
                                               ========            ========                 ========           ========
Weighted average number of
common shares outstanding                       225,000             225,000                 225,000             225,000
                                               ========            ========                 ========           ========

               See accompanying independent accountant's review report and notes to financial statements.



                                                                 For the
                                                                 Nine Month           For the                March 16, 1998
                                                                 Period Ended        Year Ended            (Inception) thru
                                                                 January 31,          April 30,                January 31,
                                                                   2000               1999                        2000
                                                              ---------------     --------------            ---------------



Cash Flows from Operating Activities:
Net Loss Accumulated During the
  Development Stage                                                 $ (3,655)          $ (2,793)           $ (6,448)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Non-Cash item include in loss:                                           -                  -
   Stock issued for services                                               -              2,000               2,000
  Changes in assets and liabilities:
  Decrease (Increase) in Accounts Payable                               (250)               250                   -
                                                              ---------------     --------------     ---------------
Net Cash Flows Used In Operating Activities                           (3,905)              (543)             (4,448)
                                                              ---------------     --------------     ---------------

Cash Flows from Financing Activities:
  Issuance of Common Stock                                            10,250             14,500              24,750
  Proceeds from Short-Term Borrowings                                      -              1,100               1,100
                                                              ---------------     --------------     ---------------
Net Cash Flows Provided by Financing Activities                       10,250             15,600              25,850
                                                              ---------------     --------------     ---------------

Net Increase (Decrease) in Cash                                        6,345             15,057              21,402

Cash at beginning of period                                           15,057                  -                   -
                                                              ---------------     --------------     ---------------

Cash at end of period                                               $ 21,402           $ 15,057            $ 21,402
                                                              ===============     ==============     ===============



Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                               $ -                $ -                 $ -
                                                              ===============     ==============     ===============
                                                              ===============     ==============     ===============
  Cash paid during the period for income taxes                           $ -                $ -                 $ -
                                                              ===============     ==============     ===============


               See accompanying independent accountant's review report and notes to financial statements.

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)



                      Colorado Community Broadcasting, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JANUARY 31, 2000 AND 1999

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

                     COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE QUARTER ENDED JANUARY 31, 2000 AND 1999

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
                                                               =========

          Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


Note 4 - Short-Term Borrowings

         Officers of the Company have provided services and advanced cash to the Company for operations. These advances are unsecured, and bear no interest, and due on demand.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

Results of Operations for the Quarter Ended January 31, 2000
- ----------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2000 and $625 in 1999. The Company had no profit or loss on operations for the period in 2000, but a ($625) operating loss in the quarter for 1999. There was no net profit or loss for the period.

Results of Operations for the Nine Month Period Ended January 31, 2000
- -------------------------------------------------------------------
     The Company had no revenue or operations for the nine month period ended January 31, 2000. The Company incurred general and administrative expenses of $3,655 the nine month period ended January 31, 2000 and $743 in 1999. The Company incurred ($3,655) in operating loss for the nine month period ended January 31 in 2000 compared to a ($743) loss in 1999 in the period.

     The company lost ($.02) per share in the nine month period in 2000, compared t0 a ($.003) net loss in the period in 1999.

     The trend of operating losses can be expected to continue until and unless the company acquires or merges with a profitable business.

     (b) Liquidity and Capital Resources. At January 31, 2000, the Company had $21,402 in cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. The Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of the business plan. For the foreseeable future, the Company through its management intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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