Form 10KSB
period 2000-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2000-10-18
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2000

                        Commission file number 000-27211

                      COLORADO COMMUNITY BROADCASTING, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                      84-1469319
        --------                                      ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year.  $0

There were 225,000 shares of the Registrant's common stock outstanding as of April 30, 2000.

The aggregate market value of the 25,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on April 30, 2000.

                                TABLE OF CONTENTS

PART I

         Item 1.    Description of Business
         Item 2.   Description of Property
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5.   Market for Common Equity and Related Stockholder Matters
         Item 6.   Management's Discussion and Analysis or Plan of Operation
         Item 7.   Financial Statements
         Item 8.   Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure

PART III

         Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                          Compliance with Section 16(a) of the Exchange Act
         Item 10. Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  BUSINESS

         History


         Colorado  Community  Broadcasting,  Inc. (the  "Company") was formed on
         June 23, 1998. The Company contracted to purchase the low power television license and station serving Estes Park, Colorado. It planned to operate the station to broadcast local programming mixed with appropriate national programming. The Company was unable to complete purchase arrangements and withdrew from the contract.

         The Company is now seeking other low power station opportunities in market areas in the western US. On April 17, 2000, the Company entered into a Letter of Intent to purchase a low power television license of Station K68CW owned by County Service Area 29 in Lucerne, California.

         The essential terms of the Letter of Intent are as follows:

         1. The Company will purchase the Station for $40,000.

         2. The offer is contingent on a review and acceptance of the frequency engineering and on site inspection of the equipment installed to date. These reviews will be colleted within 30 days of the signing of the Agreement. Within 10 days following the execution of this Agreement, the County Service Area 29 will provide the Company with all available engineering data related to the Station and all other data reasonable required by the Company in order for the Company to perform it due diligence.

         3. Within 10 days of the acceptance and execution of this Agreement, the Company will provide the County Service Area 29 with proof of financial capability and a $4,000 non-refundable deposit to a mutually acceptable escrow account (the "Escrow Account") which will be applied to the purchase price at closing.

         4. Upon acceptance of the Agreement, the Company will proceed with the drafting of a definitive purchase Agreement (the "Purchase Agreement") with the intent that it is mutually agreed to and signed within sixty days and closing to occur ten days thereafter providing all approvals have been secured and all conditions of closing have been satisfied, with the exception of FCC approvals. The Company at its expense will apply for a change of location from the FCC.

         5. Upon execution of the Agreement and the approval of the FCC of the change of location, the Company will deposit an additional $10,000 deposit into the Escrow Account which will be applied to the purchase price.

         6. Upon receipt of the second deposit, County Service Area 29 will seek permission of the Federal Communications Commission to transfer the ownership of the Station to the Company. Within thirty days of the said FCC approval, the Company will pay the County Service Area 29 the balance of $36,000.

         The Letter of Intent has been extended to October 31, 2000. The Company is continuing its review of pertinent information and data.

         There has been no financing, cash or equity, arranged for this transaction. The Company will seek financing from private sources once it develops a business plan to use the station.

         Financial Information About Industry Segments
         ---------------------------------------------

         See "Financial Statements and supplementary Data," Item 7 below.

         Narrative Description of Business
         ---------------------------------

         The Company does not now have any business operations.

         The Lower Power Television Service (LPTV) was established by the Federal Communications Commission in 1982. It was primarily intended to provide opportunities for locally-oriented television service in small communities, both rural communities and individual communities within larger urban areas. LPTV presents a less expensive and very flexible means of delivering programming tailored to the interests of viewers in small localized areas, providing a means of local self-expression. In addition, LPTV has created opportunities for new competitors in television broadcasting, and it has permitted fuller use of the broadcast spectrum. The Company intends to seek other low power stations for acquisition.

         With their narrow geographic coverage, unaffiliated status and local programming focus, low-power TV stations are playing an increasingly important role in today's broadcasting mix. For independent videomakers, they present one of the most exciting opportunities to come along since leased access cable.

         In the first calendar quarter of 1999, the Company raised $24,500 in a private placement. For the period of 1998 through date hereof, the Company had no revenues or business. The Company has no commercial operations as of date hereof. The Company has no full-time employees and owns no real estate.

         The Company's current business plan is to seek, investigate, and, if warranted, acquire one or more low power TV stations and to pursue other related activities intended to enhance shareholder value. The acquisition of a station may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has minimal capital.

         The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         Low-power TV (LPTV) is relatively unused broadcast category created by the Federal Communications Commission (FCC). While high-power TV stations boast large antennae and enough power to transmit many miles, their low-power counterparts have smaller antennae, less expensive gear and transmit within a much more limited area. A typical LPTV station has a reach of between five and twenty miles. Most easily cover an average city; many can reach entire counties.

         The local LPTV niche can actually contain several different markets, especially in areas with diverse populations. For independent producers who want their programming on LPTV, that local angle is critical. The sorts of shows successfully produced by independents for LPTV: special interest programming; high school sports; neighborhood call-in shows; regional real estate and legal advice shows; city and country political forums; local church services; community arts and entertainment programs, and a wide range of talk show formats covering local issues not seen on national TV. Low-power TV opens up opportunities for videomakers to get their programming into a commercial broadcasting environment. Independent producers in markets where LPTV exists should definitely view it as potential sources to air their programming, now and in the future.

            LPTV Industry

         In March 1982, the Federal Communications Commission adopted final rules with regard to the establishment of a new broadcasting service called Low Power Television (LPTV), which rules were effective on June 7, 1983. Beginning in 1980, the FCC authorized the FCC Mass Media Bureau to accept, process and grant conditional applications for LPTV stations while rules were finalized. As of the date hereof there are approximately 2000 LPTV licenses which have been granted.

         Functioning in the same manner as full power (conventional) television stations, but without many of the regulatory burdens imposed upon full power television stations, LPTV stations are allowed to:

        o  Broadcast programs produced locally;
        o  Retransmit signals received via satellite;
        o  Broadcast advertisements;
        o Broadcast encoded or "scrambled" signals for which viewers would have to lease or purchase decoding devices; and
        o  Broadcast  computerized  encoded data for business.

         LPTV stations can be built and can operate at a lower cost than full service stations because the equipment LPTV stations use is less expensive, the relaxed rules for the service enable staff costs to be reduced and the costs of electricity, a major budget item for full power television stations, are lower for LPTV stations. Lower construction and operating costs will enable LPTV stations to offer lower advertising rates. In addition, while a company may only own seven full power television stations, a company may own an unlimited number of LPTV stations.

         The FCC currently limits the power of LPTV stations to 150 kw of effective radiated power for UHF stations and 3 watts of power for VHF stations. The effect of such power limitations is to reduce the broadcast range, as compared with full power television stations. The effective transmission range of LPTV stations may be anticipated to extend 15 to 30 miles depending upon numerous factors including the topography of the area, channel selected, and the transmitter output.

         Before the construction of an LPTV station begins, the FCC requires that a construction permit be granted. From the date the construction permit is issued, the FCC requires that construction of an LPTV station must be completed and the station be operation within three years. If this deadline is not met, the construction permit must be turned back to the FCC. The FCC envisions no extensions of time will be granted, the only possible exception being documented evidence of unforeseen and unavoidable delay in delivery of equipment that was contracted for properly. Construction of LPTV facilities, including acquisition and installation of equipment is in high demand, and the Company will rely upon parties not within its control for equipment. Although the Company will endeavor to meet the construction deadlines for any LPTV licenses it obtains, there is no assurance it will be able to do so, or, if necessary, that it will be able to secure extensions of time.

         The operation of an LPTV station depends upon a license issued by the FCC and licenses will only be granted after a station is constructed and operational. Without such license, the station cannot operate. An LPTV license will be issued for a period of eight years. At the expiration of this period, the licensee will have to apply for renewal which, if granted, would extend the period for an additional five years. The licensee is subject to the risk that its license may not be renewed. Additionally, the FCC has the authority to revoke a license prior to its expiration for serious misconduct and to assess monetary forfeitures. Continuance of a license is dependent upon compliance with the laws and regulations relating to the operation of LPTV stations. LPTV is not a new broadcast service having existed for 18 years. Renewals of licenses can be made for 8-year terms.

         All LPTV  stations  will  receive  secondary  spectrum  priority  only.
         Secondary spectrum priority means an LPTV station may not cause objectionable interference to existing full power television stations. If an LPTV station does cause objectionable interference, it is responsible for eliminating that interference or it must go off the air. Further, an existing LPTV station that would cause objectionable interference to a new or proposed full power television station or to an existing full power television station which seeks to improve its facility, must cease operations or somehow eliminate the objectionable interference to the full power television station.

         The Communications Act of 1934, as amended, and the rules promulgated pursuant thereto require that prior to the transfer of control of a licensee, the proposed transfer must receive the approval of the FCC. A transfer of control can take place when any individual stockholder, family group or any group in privity gains or loses affirmative or negative control. Affirmative control means control of more than 50% of the voting stock; negative control consists of control exactly 50% of the voting stock. A transfer of control also is effectuated at such time as 50% or more of the stock passes out of the hands of the shareholders who held stock at the time the original authorization for the construction permit was issued. Therefore, if an LPTV construction permit is issued to the Company, the Company must establish internal controls to monitor compliance with this requirement.


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

         The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of April 30, 2000, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                     2000                   High          Low
               First quarter                 *             *

                     1999                   High          Low
               First quarter                 *             *
               Second quarter                *             *
               Third quarter                 *             *
               Fourth quarter                *             *

                     1998                   High          Low
               First quarter                 *             *
               Second quarter                *             *
               Third quarter                 *             *
               Fourth quarter                *             *

                     1997                   High          Low
               First quarter                 *             *
               Second quarter                *             *
               Third quarter                 *             *
               Fourth quarter                *             *

* No quotations

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of April 30, 2000, there were 20 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

         The Company had total assets of $19,804 in cash at year-end and liabilities of $1,100. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations
---------------------

Year ended April 30, 2000 compared to year ended April 30, 2000.

The Company had no revenues or operations for the year ended April 30, 2000. While the company sought business opportunities in the low power television station business in the year, its attempts to acquire any were unsuccessful. The company incurred $5,253 in administrative expenses in year ended April 30, 2000 compared to $2,793 in the year ended April 30, 1999.

In the year ended April 30, 2000, the Company had on operating loss of ($5,253) compared to the prior year's loss of ($2,793). Net loss per share in year ended April 30, 2000 was ($.02) per share compared to a loss in the prior fiscal year of ($.01) per share.

Year 2000 Issues

Year 2000 problems result primarily from the inability of some computer software to property store, recall, or use data after December 31, 1999. These problems may affect many computers and other devices that contain embedded computer chips. The Company's operations, however, do not rely on information technology
(IT) systems. Accordingly, the Company does not believe it will be material affected by Year 2000 problems.

The Company relies on non-IT systems that may suffer from Year 2000 problems, including telephone systems and facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, including banks, oil field operators, and utilities. In light of the Company's substantially reduced operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies or industry generally. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or to develop a detailed contingency plan with respect to Year 2000 problems that may affect the Company.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-7.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         -----------------------------------------------------------------------
         Section 16(a)
         -------------

The directors and executive officers of the Company as of April 30, 2000, are as follows:

       Name              Age        Position                           Term
       ----              ---        --------                           ----

Victor F. Mantecon       51         President and Director             Annual
Adelisa Shwayder         61         Secretary/Treasurer and Director   Annual
Wesley F. Whiting        66         Director                           Annual

         Victor F. Mantecon, President and Director, has been in Hispanic media for all his professional career, having begun his career as a Spanish language radio announcer on KCUL-FM in 1965. In 1965, a Dallas radio station began broadcasting eight hours of Spanish programming daily. Over the next five years, Mr. Mantecon served in the development of the station, both in programming and marketing, under the direction of Marcos Rodriguez, Sr., who in 1976 bought the station changed the name to KESS FM, and established the first twenty-four hour Spanish radio station in the Metroplex. Over the next ten years, Mr. Mantecon developed an experience in all phases of Spanish radio: programming, operations, marketing, and became station manager of both KESS, and its sister station KRVA. In 1981-82, Mr. Mantecon later moved to station KTIA as GM for two years, and four years manager of KUQQ AM (1983-1987, the first English delivery bilingual format in the country. Mr. Mantecon is currently is currently president of Hispano Independent Television (HIT-TV) since 1999), involved in the creation of the first bilingual Television network in the U.S., and the acquisition of television properties in high density Hispanic markets. He served as general manager of Raylo Television, the first Univision network feed in the metroplex on Channel 33 (1981-1982). He began Association with Mision Products as producers of Buenos Dias Dallas-Fort Worth, the first daily live morning show on the Univision affiliate Ch 23, (November 19991-June 1993). The show was changed to De Todo Un Poco in September, 1993). 1993 when it began airing as an afternoon show at 5:00 p.m.

            Adelisa Shwayder, Secretary and Director, received a BS from the University of Puerto Rico and an MS from Stanford University. She is currently a school psychologist for the Denver Public School system. She was previously a school psychologist for Arlington County Virginia and the Illinois Department of Child Development.

     Wesley Whiting, Director, Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and president, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and president of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation 1998 to 2000, and he has been President and a director of Dynadapt System, Inc. since 1998, and JNS Marketing, Inc. since 1999.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file reports under Section 16(a) dur-ing the most recent fiscal year:

         a.  Victor F. Mantecone       President and Director
         b.  Adelisa Shwayder          Secretary and Director
         c.  Wesley F. Whiting         Director

         2.       For each person, listed by subparagraph letter above:

Number of late              Number of                 Known failures
reports                     transactions not          to file forms required
                            reported on a
                            timely basis
--------------              ----------------          ----------------------

a.       1                          none                                1

b.       1                          none                                1

c.       1                          none                                1

Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                                    Annual Compensation                         Awards
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Victor F. Mantecon,                0          0             0                       0                      0
President                2000
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------


------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
Adelisa Shwayder,                  0          0             0                       0                      0
Secretary                2000
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1998      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================


         The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

         Option/SAR Grants Table (None)

          Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                  Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
--------------------------------- ----------------- -------------- --------------------- ------------- -----------------------------
A. Director                       0                 0              0                     0             0
Victor F. Mantecon
B. Director                       0                 0              0                     0             0
Adelisa Shwayder
C. Director                       0                 0              0                     0             0
Wesley F. Whiting


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2000, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                             Number of           Percentage of
                  Name                     Shares Owned              Class
-------------------------------------- --------------------- -------------------
Victor F. Mantecon                                     0                  0
Adelisa Shwayder                                 200,000                88%
Wesley F. Whiting                                      0                  0
Officers and Directors as a group                200,000                88%

                                     PART IV
                                     -------

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

For information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock, see "Risk Factors - Rule 144 Sales."

No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others
---------------------------------------

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:  None

                  2.       Exhibits:


                                      INDEX
Regulation
S-K Number               Exhibit                              Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      #000-27211

3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      #000-27211

10.1              Letter of Intent for Station K68CW  18

27.1              Financial Data Schedule             F-1 - F-7

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLORADO COMMUNITY BROADCASTING, INC.
                                       (Registrant)

Date:  October 10, 2000

                                        /s/ Victor F. Mantecon
                                       -----------------------------------------
                                       Victor F. Mantecon, President

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)

                              Financial Statements
           For the Period March 16, 1998 (Inception) to April 30, 2000

                           Michael Johnson & Co., LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                           Telephone: (303) 796-0099
                              Fax: (303) 796-0137



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Colorado Community Broadcasting, Inc.
Wheat Ridge, Colorado


We have audited the accompanying balance sheets of Colorado Community Broadcasting, Inc. as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period March 16, 1998 to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Community Broadcasting, Inc., as of April 30, 2000 and 1999 and the results of their operations and their cash flows for the years ended April 30, 2000 and 1999 and for the period March 16, 1998 (inception) to April 30, 2000 in conformity with generally accepted accounting principles.



/s/ Michael Johnson & Co., LLC
Denver, Colorado
May 2, 2000



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,


                                                                            2000               1999
                                                                         ------------      -------------
ASSETS:
  Cash                                                                      $ 19,804           $ 15,057
                                                                         ------------      -------------

TOTAL ASSETS                                                                $ 19,804           $ 15,057
                                                                         ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                               $ -              $ 250
  Short-term Borrowings from Shareholders                                      1,100              1,100
                                                                         ------------      -------------
TOTAL CURRENT LIABILITIES                                                      1,100              1,350
                                                                         ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and outstanding                      22                 22
  Additional paid-in capital                                                  26,978             26,978
  Subscription receivable                                                       (250)           (10,500)
  Deficit accumulated during the development stage                            (8,046)            (2,793)
                                                                         ------------      -------------
Total Stockholders' Equity                                                    18,704             13,707
                                                                         ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 19,804           $ 15,057
                                                                         ============      =============


   The accompanying notes are an integral part of these financial statements.


                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                           For the           For the          March 16, 1998
                                         Year Ended         Year Ended        (Inception) thru
                                          April 30,         April 30,         April 30,
                                            2000               1999              2000
                                        --------------     -------------    --------------


INCOME                                            $ -               $ -               $ -


OPERATING EXPENSES:
Professional Fees                               3,590             2,000             5,590
Bank Charges                                       15                80                95
Telephone                                           -                50                50
Entertainment                                       -                38                38
Travel                                          1,648               625             2,273
                                        --------------     -------------    --------------
Total Operating Expenses                        5,253             2,793             8,046
                                        --------------     -------------    --------------

Net Loss from Operations                     $ (5,253)         $ (2,793)         $ (8,046)
                                        ==============     =============    ==============
Weighted average number of
  shares outstanding                          225,000           112,500
                                        ==============     =============

Net Loss Per Share                            $ (0.02)          $ (0.01)
                                        ==============     =============


  The accompanying notes are an integral part of these financials statements.



                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                                For the Period March 16, 1998 to April 30, 2000


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                    Additional                     During the
                                               Common Stock           Paid-In      Subcription      Development
                                            Shares       Amount       Capital      Receivable         Stage         Totals
                                            ------       ------       -------      ----------         -----         ------

Balance -  March 16, 1998                        -         $ -           $ -             $ -            $ -            $ -
                                           -------      ------       -------         --------       --------      ---------
Balance - April 30, 1998                         -           -             -               -              -              -
                                           -------      ------       -------         --------       --------      ---------
Stock issued for services                  200,000          20         1,980               -              -          2,000
Stock issued for cash                       25,000           2        24,998         (10,500)             -         14,500
Net loss for year                                -           -             -               -         (2,793)        (2,793)
                                           -------      ------       -------         --------       --------      ---------
Balance -   April 30, 1999                 225,000          22        26,978         (10,500)        (2,793)        13,707
                                           -------      ------       -------         --------       --------      ---------
Cash payment of subcription receivable           -           -             -          10,250              -         10,250
Net loss for year                                -           -             -               -         (5,253)        (5,253)
                                           -------      ------       -------         --------       --------      ---------
Balance -   April 30, 2000                 225,000        $ 22       $26,978          $ (250)       $(8,046)       $18,704
                                           =======      ======       =======         ========       ========      =========




   The accompanying notes are an integral part of these financial statements.



                                             COLORADO COMMUNITY BROADCASTING, INC.
                                                 (A Development Stage Company)
                                                    Statements of Cash Flows


                                                                  For the           For the       March 16, 1998
                                                                Year Ended          Year Ended    (Inception) thru
                                                                 April 30,         April 30,      April 30,
                                                                   2000               1999           2000
                                                              ----------------    -------------   --------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                         $ (5,253)        $ (2,793)        $ (8,046)
    Non-cash item included in loss:
      Stock issued for services                                             -            2,000            2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                        (250)             250                -
                                                              ----------------    -------------   --------------
                                                                         (250)             250                -
                                                              ----------------    -------------   --------------
Net Cash Used in Operating Activities                                  (5,503)            (543)          (6,046)
                                                              ----------------    -------------   --------------

Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                       -            1,100            1,100
  Issuance of Common Stock                                             10,250           14,500           24,750
                                                              ----------------    -------------   --------------
Net Cash Provided By Financing Activites                               10,250           15,600           25,850
                                                              ----------------    -------------   --------------

Increase (Decrease) in Cash                                             4,747           15,057           19,804

Cash and Cash Equivalents - Beginning of period                        15,057                -                -
                                                              ----------------    -------------   --------------

Cash and Cash Equivalents - End of period                            $ 19,804         $ 15,057         $ 19,804
                                                              ================    =============   ==============



Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                           $ -              $ -              $ -
                                                              ================    =============   ==============
  Taxes paid                                                              $ -              $ -              $ -
                                                              ================    =============   ==============


   The accompanying notes are an integral part of these financial statements.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2000

Note 1 - Organization and Summary of Significant Accounting Policies:
         -----------------------------------------------------------

         Organization:
         ------------

         Colorado Community Broadcasting, Inc. (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company is primarily engaged in raising capital funds from investors and contracting to purchase a low power television license and station.

         The Company fiscal year end is April 30.

         Basis of Presentation - Development Stage Company
         -------------------------------------------------

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

         Basis of Accounting:
         -------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Cash and Cash Equivalents:
         -------------------------

         The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months, to be cash equivalents.

         Use of estimates:
         ----------------

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

         Net Loss Per Share:
         ------------------

         Net loss per share has been computed by dividing net loss by the weighted average number of common shares and equivalents outstanding.

         Stock Subscription:
         ------------------

         The  Company  records  a  stock   subscription  once  the  Subscription
         Agreement is accepted.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 April 30, 2000


         Income Taxes:
         ------------

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

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amount of cash, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Note 2 - Capital Stock Transactions
         --------------------------

         The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. The Company has issued 225,000 shares to sixteen individuals for $25,000 cash and services as of April 30, 2000.

Note 3 - Income Taxes
         ------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                   $8,046
            Valuation allowance for deferred tax assets        (8,046)
                                                               -------
         Net deferred tax assets                               $     -
                                                               =======

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2000, the Company had net operating loss carryforwards of approximately $8,046 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2113. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Short-Term Borrowings
         ---------------------

         Officers of the Company have provided services and advanced cash to the Company for operations. These advances are unsecured, bear no interest, and due on demand.