Form 10QSB
period 2000-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-01-18
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2000                                                000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                     -------------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             10200 W. 44th Avenue, Suite 400, Wheat Ridge, CO 80033
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 741-5785


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                            Yes          No    X
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    225,000 common shares as of July 31, 2000

Part I:  FINANCIAL INFORMATION


                     Colorado Community Broadcasting, Inc.

                          Interim Financial Statements
                 For the Three Month Period Ended July 31, 2000
                                  (Unaudited)


                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                          July 31          April 30,
                                                                          2000               2000
                                                                       ------------       ------------
ASSETS:

Current Assets:
  Cash                                                                    $ 15,229           $ 19,804
                                                                       ------------       ------------

TOTAL ASSETS                                                              $ 15,229           $ 19,804
                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                             $ -                $ -
  Short-term Borrowings from Shareholders                                        -              1,100
                                                                       ------------       ------------

TOTAL LIABILITIES                                                                -              1,100
                                                                       ------------       ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 214,500 shares issued and
    outstanding                                                                 22                 22
  Additional paid-in capital                                                26,978             26,978
  Subscription receivable                                                     (250)              (250)
  Deficit accumulated during the development stage                         (11,521)            (8,046)
                                                                       ------------       ------------

Total Stockholders' Equity                                                  15,229             18,704
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 15,229           $ 19,804
                                                                       ============       ============



                        See accountant's review report.



                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                    Statement of Operations
                                          (Unaudited)


                                                           Three Months Ended
                                                               July 31,                   March 16, 1998
                                                                                          (Inception) thru
                                                      2000                  1999           July 31, 2000
                                                  --------------     -----------------    ----------------


INCOME                                                      $ -                   $ -                 $ -


OPERATING EXPENSES:
Professional Fees                                         3,475                 1,800               9,065
Bank Charges                                                  -                     -                  95
Telephone                                                     -                     -                  50
Entertainment                                                 -                     -                  38
Travel                                                        -                     -               2,273
                                                  --------------     -----------------    ----------------
Total Operating Expenses                                  3,475                 1,800              11,521
                                                  --------------     -----------------    ----------------

Net Loss from Operations                                $(3,475)             $ (1,800)          $  (9,521)
                                                  ==============     =================    ================

Weighted average number of
  shares outstanding                                    225,500               214,500
                                                  ==============     =================

Net Loss Per Share                                      $ (0.01)              $ (0.01)
                                                  ==============     =================



                        See accountant's review report.


                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                                                  (Unaudited)



                                                                                                          Deficit
                                                                                                         Accumulated
                                                                         Additional                     During the
                                                    Common Stock           Paid-In      Subcription      Development
                                                 Shares       Amount       Capital      Receivable         Stage         Totals
                                                 ------       ------       -------      ----------         -----         ------
Balance -  March 16, 1998                                -         $ -           $ -             $ -            $ -            $ -

Stock issued for cash                              200,000          20         1,980               -              -          2,000
Stock subscription receivable -                     25,000           2        24,998         (10,500)                      (14,500)
Net loss for year                                        -           -             -               -         (2,793)        (2,793)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 1999                         225,000          22        26,978         (10,500)        (2,793)        13,707
                                              -------------  ----------  ------------  --------------   ------------   ------------
Cash payment of subcription receivable                   -           -             -          10,250              -         10,250
Net loss for year                                        -           -             -               -         (5,253)        (5,253)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2000                         225,000          22        26,978             250         (8,046)        18,704
                                              -------------  ----------  ------------  --------------   ------------   ------------
Net loss for period                                      -           -             -               -         (3,475)        (3,475)
Balance - July 31, 2000                            225,000        $ 22       $25,978           ($250)      $(11,521)       $15,229
                                              =============  ==========  ============  ==============   ============   ============



                        See accountant's review report.


                               COLORADO COMMUNITY BROADCASTING, INC.
                                   (A Development Stage Company)
                                      Statements of Cash Flows
                                            (Unaudited)



                                                                For the
                                                              Three Months       For the Three    March 16, 1998
                                                                 Ended           Three Months     (Inception) thru
                                                                July 31,         Ended July 31,       July 31,
                                                                 2000               1999                2000
                                                            ----------------    -------------     ----------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                       $ (3,475)        $ (1,800)         $ (11,521)
  Stock Issued for Services                                                                               2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                -                  -
                                                            ----------------    -------------     --------------
                                                                          -                -                  -
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                                (3,475)          (1,800)            (9,521)
                                                            ----------------    -------------     --------------

Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -                -              5,100
  Payment of Short-Term Borrowings                                   (1,100)               -             (5,100)
  Issuance of Common Stock                                                -           10,250             24,750
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activites                           (1,100)          10,250             24,750
                                                            ----------------    -------------     --------------

Increase (Decrease) in Cash                                          (4,575)           8,450             15,229

Cash and Cash Equivalents - Beginning of period                      19,804           15,057                  -
                                                            ----------------    -------------     --------------

Cash and Cash Equivalents - End of period                          $ 15,229          $23,507           $ 15,229
                                                            ================    =============     ==============



Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============



                        See accountant's review report.

                     COLORADO COMMUNITY BROADCASTING, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.      Presentation of Interim Information

          In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2000, and the results of operations for the three months and three months ended July 31, 2000 and 1999, and cash flows for the three months ended July 31, 2000. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR QUARTER ENDED JULY 31, 2000 COMPARED TO SAME QUARTER IN 1999

     The Company had no revenues in the period in 2000 or 1999. The Company has been studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company is also seeking financing for an attempt to design and equip a low power television station license for Internet access. The Company incurred operations expenses of $3,475 in the quarter in 2000 and $1,800 in 1999 in the quarter. The Company had a loss on operations of ($3,475) in the quarter in 2000 compared to ($1,800) in 1999 in the quarter. The loss per share was ($.01) and ($.01) in 2000 in the quarter and 1999 respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $15,229 in cash at period end. The cash on hand is not sufficient for any significant operations, and to fund any future operations, the Company will need to borrow money or make private placements in order to achieve sufficient capital.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                    No  reports  on Form 8-K were made for the  period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2001


                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     /s/ Adelisa Shwayder
                                     -------------------------------------------
                                     Adelisa Shwayder, Secretary/Treasurer