Form 10QSB
period 2000-10-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-01-18
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2000                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of October 31, 2000

Part I:  FINANCIAL INFORMATION


                     Colorado Community Broadcasting, Inc.

                          Interim Financial Statements
                For the Six Month Period Ended October 31, 2000
                                  (Unaudited)


                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                          October 31,      April 30,
                                                                          2000               2000
                                                                       ------------       ------------
ASSETS:

Current Assets:
  Cash                                                                    $ 12,279           $ 19,804
                                                                       ------------       ------------

TOTAL ASSETS                                                              $ 12,279           $ 19,804
                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                             $ -                $ -
  Short-term Borrowings from Shareholders                                        -              1,100
                                                                       ------------       ------------

TOTAL LIABILITIES                                                                -              1,100
                                                                       ------------       ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                 22                 22
  Additional paid-in capital                                                26,978             26,978
  Subscription receivable                                                     (250)              (250)
  Deficit accumulated during the development stage                         (14,471)            (8,046)
                                                                       ------------       ------------

Total Stockholders' Equity                                                  12,279             18,704
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 12,279           $ 19,804
                                                                       ============       ============



                        See accountant's review report.


                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                         Three Months Ended              Six Months Ended            March 16, 1998
                                             October 31,                    October 31,              (Inception) thru
                                         2000          1999             2000          1999           October 31, 2000
                                     -----------   ------------      ----------    -----------       ----------------


INCOME                                       $ -           $ -              $ -           $ -               $ -


OPERATING EXPENSES:
Professional Fees                          2,950         1,500            6,425         3,300            12,015
Bank Charges                                   -            15                -            15                95
Telephone                                      -             -                -             -                50
Entertainment                                  -             -                -             -                38
Travel                                         -           590                -           550             2,273
                                      -----------   -----------      -----------   -----------       -----------
Total Operating Expenses                   2,950         2,105            6,425         3,865            14,471
                                      -----------   -----------      -----------   -----------       -----------
Net Loss from Operations                $ (2,950)      $(2,105)        $ (6,425)     $ (3,865)         $(14,471)
                                      ===========   ===========      ===========   ===========       ===========
Weighted average number of
  shares outstanding                     225,000       214,500          225,000       214,500

Net Loss Per Share                       $ (0.01)      $ (0.01)         $ (0.03)      $ (0.02)
                                      ===========   ===========      ===========   ===========


                        See accountant's review report.

                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                                                  (Unaudited)



                                                                                                         Deficit
                                                                                                        Accumulated
                                                                        Additional                     During the
                                                   Common Stock           Paid-In      Subcription      Development
                                                Shares       Amount       Capital      Receivable         Stage         Totals
                                             -----------   ----------   -----------   -------------   --------------  ----------

Balance -  March 16, 1998                               -         $ -           $ -             $ -            $ -          $ -

Stock issued for services                         200,000          20         1,980               -              -        2,000
Stock issued for cash                              25,000           2        24,998         (10,500)                     14,500
Net loss for year                                       -           -             -               -         (2,793)      (2,793)
                                             -------------  ----------  ------------  --------------   ------------   ----------
Balance -   April 30, 1999                        225,000          22        26,978         (10,500)        (2,793)      13,707
                                             -------------  ----------  ------------  --------------   ------------   ----------
Cash payment of subcription receivable                  -           -             -          10,250              -       10,250
Net loss for year                                       -           -             -               -         (5,253)      (5,253)
                                             -------------  ----------  ------------  --------------   ------------   ----------
Balance -   April 30, 2000                        225,000          22        26,978            (250)        (8,046)      18,704
                                             -------------  ----------  ------------  --------------   ------------   ----------
Net loss for period                                     -           -             -               -         (6,425)      (6,425)
                                             -------------  ----------  ------------  --------------   ------------   ----------
Balance - October 31, 2000                        225,000        $ 22       $26,978          $ (250)      $(14,471)     $12,279
                                             =============  ==========  ============  ==============   ============   ==========


                        See accountant's review report.

                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)


                                                                                                  March 16, 1998
                                                                    Six Months Ended              (Inception) thru
                                                                       October 31,                October 31,
                                                                 2000               1999          2000
                                                               --------           --------        -----------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                       $ (6,425)        $ (3,865)         $ (14,471)
  Non-cash items included in loss:
    Stock issued for services                                             -                -              2,000
                                                            ----------------    -------------     --------------
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                -                  -
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                                (6,425)          (3,865)           (12,471)
                                                            ----------------    -------------     --------------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -                -              5,100
  Payment of Short-Term Borrowings                                   (1,100)               -             (5,100)
  Issuance of Common Stock                                                -           10,250             24,750
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activites                           (1,100)          10,250             24,750
                                                            ----------------    -------------     --------------
Increase (Decrease) in Cash                                          (7,525)           6,385             12,279

Cash and Cash Equivalents - Beginning of period                      19,804           15,057                  -
                                                            ----------------    -------------     --------------
Cash and Cash Equivalents - End of period                          $ 12,279         $ 21,442           $ 12,279
                                                            ================    =============     ==============


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============




                        See accountant's review report.

                     COLORADO COMMUNITY BROADCASTING, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.      Presentation of Interim Information

          In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2000, and the results of operations for the three months and six months ended October 31, 2000 and 1999, and cash flows for the six months ended October 31, 2000. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2000 COMPARED TO SAME QUARTER IN 1999.

     The Company had no revenues in the period in 2000 or 1999. The Company has been studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company is also seeking financing for an attempt to equip a low power television station license for Internet access. The Company incurred operations expenses of $2,950 in 2000 and $2,105 in 1999 in the quarter. The Company had a loss on operations of ($2,950) in 2000 compared to ($2,105) in 1999 in the quarter. The loss per share was ($.01) and ($.01) in 2000 and 1999 respectively.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2000 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 1999

     The Company had no revenues in the period in 2000 or 1999. The Company had expenses of $6425 and $3865 in the periods in 2000 and 1999, respectively. The Company had a net loss of ($6,425) in the six month period in 2000 compared to a net loss of ($3865) in the same period in 1999. The loss per share for the six month period was ($.03) in 2000 and ($.02) in 1999.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $12,279 in cash as of October 31, 2000, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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