Form 10QSB/A
period 2000-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-02-16
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10QSB/A


                                  AMENDMENT #3



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


                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                                                  (Unaudited)



                                                                                                          Deficit
                                                                                                         Accumulated
                                                                         Additional                     During the
                                                    Common Stock           Paid-In      Subcription      Development
                                                 Shares       Amount       Capital      Receivable         Stage         Totals
                                                 ------       ------       -------      ----------         -----         ------
Balance -  March 16, 1998                                -         $ -           $ -             $ -            $ -            $ -


Stock issued for cash                              200,000          20         1,980               -              -          2,000
Stock issued for cash                               25,000           2        24,998         (10,500)                      (14,500)
Net loss for year                                        -           -             -               -         (2,793)        (2,793)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 1999                         225,000          22        26,978         (10,500)        (2,793)        13,707
                                              -------------  ----------  ------------  --------------   ------------   ------------
Cash payment of subcription receivable                   -           -             -          10,250              -         10,250
Net loss for year                                        -           -             -               -         (5,253)        (5,253)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2000                         225,000          22        26,978            (250)        (8,046)        18,704
                                              -------------  ----------  ------------  --------------   ------------   ------------
Net loss for period                                      -           -             -               -         (3,475)        (3,475)
Balance - July 31, 2000                            225,000        $ 22       $26,978           ($250)      $(11,521)       $15,229
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


Date: February 16, 2001



                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     /s/ Adelisa Shwayder
                                     -------------------------------------------
                                     Adelisa Shwayder, Secretary/Treasurer