Form 10QSB
period 2001-01-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-02-20
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2001                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of January 31, 2001

Part I:  FINANCIAL INFORMATION


                     Colorado Community Broadcasting, Inc.

                          Interim Financial Statements
                For the Nine Month Period Ended January 31, 2001
                                  (Unaudited)

                           Michael Johnson & Co., LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                           Telephone: (303) 796-0099
                              Fax: (303) 796-0137



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. as of January 31, 2001 and the related statements of operations for the three month and nine month periods ended January 31, 2001 and 2000, and the cash flows for the nine months ended January 31, 2001and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended January 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 12, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
February 9, 2001



                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                         Balance Sheets
                                          (Unaudited)


                                                                          January 31,      April 20,
                                                                          2001               2000
                                                                       ------------       ------------
ASSETS:

Current Assets:
  Cash                                                                     $ 1,979           $ 19,804
                                                                       ------------       ------------

TOTAL ASSETS                                                               $ 1,979           $ 19,804
                                                                       ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                             $ -                $ -
  Short-term Borrowings from Shareholders                                        -              1,100
                                                                       ------------       ------------

TOTAL LIABILITIES                                                                -              1,100
                                                                       ------------       ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                 22                 22
  Additional paid-in capital                                                26,978             26,978
  Subscription receivable                                                     (250)              (250)
  Deficit accumulated during the development stage                         (24,771)            (8,046)
                                                                       ------------       ------------

Total Stockholders' Equity                                                   1,979             18,704
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 1,979           $ 19,804
                                                                       ============       ============



                        See accountant's review report.


                                      COLORADO COMMUNITY BROADCASTING, INC.
                                          (A Development Stage Company)
                                             Statement of Operations
                                                   (Unaudited)



                                        Three Months Ended              Nine Months Ended               March 16, 1998
                                            January 31,                    January 31,                  (Inception) to
                                        2001          2000             2001           2000             January 31, 2001
                                       ------       --------          ------         ------            ----------------


INCOME                                      $ -            $ -              $ -           $ -               $ -


OPERATING EXPENSES:
Professional Fees                       (10,300)             -           16,725         3,300            22,315
Bank Charges                                  -             40                -            55                95
Telephone                                     -              -                -             -                50
Entertainment                                 -              -                -             -                38
Travel                                        -              -                -           550             2,273
                                     -----------   ------------     ------------   -----------      ------------
Total Operating Expenses                (10,300)            40           16,725         3,905            24,771
                                     -----------   ------------     ------------   -----------      ------------
Net Loss from Operations                $10,300          $ (40)        $(16,725)     $ (3,905)         $(24,771)
                                     ===========   ============     ============   ===========      ============

Weighted average number of
  shares outstanding                    225,000        225,000          225,000       225,000

Net Loss Per Share                      $ (0.03)       $ (0.01)         $ (0.06)      $ (0.02)
                                     ===========   ============     ============   ===========



                        See accountant's review report.


                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                          (Unaudited)
                                        Indirect Method


                                                                                                  March 16, 1998
                                                                   Nine Months Ended              (Inception) to
                                                                      January 31,                   January 31,
                                                                 2001               2000              2001
                                                                ------             ------            ------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                      $ (16,725)        $ (3,905)         $ (24,771)
  Non-cash items included in loss:
    Stock issued for services                                             -                -              2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                -                  -
                                                            ----------------    -------------     --------------
                                                                          -                -                  -
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                               (16,725)          (3,905)           (22,771)
                                                            ----------------    -------------     --------------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -                -              5,100
  Payment of Short-Term Borrowings                                   (1,100)               -             (5,100)
  Issuance of Common Stock                                                -           10,250             24,750
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activites                           (1,100)          10,250             24,750
                                                            ----------------    -------------     --------------
Increase (Decrease) in Cash                                         (17,825)           6,345              1,979

Cash and Cash Equivalents - Beginning of period                      19,804           15,057                  -
                                                            ----------------    -------------     --------------
Cash and Cash Equivalents - End of period                           $ 1,979         $ 21,402            $ 1,979
                                                            ================    =============     ==============



Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============




                            See accountant's review.


                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                                                  (Unaudited)


                                                                                                          Deficit
                                                                                                         Accumulated
                                                                         Additional                     During the
                                                    Common Stock           Paid-In      Subcription      Development
                                                 Shares       Amount       Capital      Receivable         Stage         Totals
                                                --------     --------    ----------     -----------     ------------    --------

Balance -  March 16, 1998                                -         $ -           $ -             $ -            $ -         $ -

Stock issued for services                          200,000          20         1,980               -              -       2,000
Stock issued for cash                               25,000           2        24,998         (10,500)                    14,500
Net loss for year                                        -           -             -               -         (2,793)     (2,793)
                                              -------------  ----------  ------------  --------------   ------------   ---------
Balance -   April 30, 1999                         225,000          22        26,978         (10,500)        (2,793)     13,707
                                              -------------  ----------  ------------  --------------   ------------   ---------
Cash payment of subcription receivable                   -           -             -          10,250              -      10,250
Net loss for year                                        -           -             -               -         (5,253)     (5,253)
                                              -------------  ----------  ------------  --------------   ------------   ---------
Balance -   April 30, 2000                         225,000          22        26,978            (250)        (8,046)     18,704
                                              -------------  ----------  ------------  --------------   ------------   ---------
Net loss for period                                      -           -             -               -        (16,725)    (16,725)
                                              -------------  ----------  ------------  --------------   ------------   ---------
Balance - January 31, 2001                         225,000        $ 22       $26,978          $ (250)      $(24,771)     $1,979
                                              =============  ==========  ============  ==============   ============   =========



                        See accountant's review report.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2001, and the results of operations for the three months and six months ended January 31, 2001 and 2000, and cash flows for the nine months ended January 31, 2001. Interim results are not necessarily indicative of results for a full year.

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