Form 10KSB
period 2001-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-08-31
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2001

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

                       7609 Ralston Road, Arvada, CO 80002
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (303) 422-8127
                                                         --------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                               Title of each class

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

There were 214,500 shares of the Registrant's common stock outstanding as of April 30, 2001.

The aggregate market value of the 214,500 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on April 30, 2001.

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

Item 1.  BUSINESS
         --------

         History
         -------

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


         Business
         --------

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

         The Letter of Intent has been extended to October 31, 2001. The Company is continuing its review of pertinent information and data.

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


Item 2.  PROPERTIES
         ----------

         Facilities
         ----------

         The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 7609 Ralston Road, Arvada, CO 80002. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

         Real Property
         -------------

         None

         Mineral Properties
         ------------------

         None

Item 3.  LEGAL PROCEEDINGS
         -----------------

         As of April 30, 2001, the Company was not a party to any legal proceed-ings.

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

                        2001               High          Low
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *

                        2000               High          Low
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *

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

     As of April 30, 2001, there were 16 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
-------------

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

     The Company had total assets of $378 in cash at year-end and liabilities of $3100. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations
---------------------

Year ended April 31, 2000 compared to year ended April 30, 2001.

The Company had no revenues or operations for the year ended April 30, 2001. While the company sought business opportunities in the low power television station business in the year, its attempts to acquire any were unsuccessful. The company incurred $21,426 in administrative expenses in year ended April
30, 2001 compared to $4230 in the year ended April 30, 2000.

In the year ended April 30, 2001, the Company had on operating loss of ($21,426) compared to the prior year's loss of ($4230). Net loss per share in year ended April 30, 2001 was ($.02) per share compared to a loss in the prior fiscal year of ($.01) per share.

Item 7.  Financial Statements and Supplementary Data
         -------------------------------------------

                  Please refer to pages F-1 through F-8.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant and Compliance with
         ----------------------------------------------------------------------
Section 16(a)
-------------

The directors and executive officers of the Company as of April 30, 2001, are as follows:

          Name              Age      Position                           Term
          ----              ---      --------                           ----
Victor F. Mantecon          52       President and Director             Annual
Adelisa Shwayder            62       Secretary/Treasurer and Director   Annual
Wesley F. Whiting           67       Director                           Annual

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

     Wesley Whiting, Director, Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and president, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and president of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation 1998 to 2000, and he has been President and a director of Dynadapt System, Inc. and Utilitec, Inc. since 1998, and JNS Marketing, Inc. from 1999 to 2001.

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

         1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

         a.   Victor F. Mantecone       President and Director
         b.   Adelisa Shwayder          Secretary and Director
         c.   Wesley F. Whiting         Director

         2.   For each person, listed by subparagraph letter above:

Number of late          Number of                 Known failures
reports                 transactions not          to file forms required
                        reported on a
                        timely basis
---------------         -----------------         ----------------------

a.       1                      none                                1

b.       1                      none                                1

c.       1                      none                                1

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


                                               SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                               ----------------------------------------
                                                       Year Ended April 30, 2001

                                    Annual Compensation                         Awards
===========================================================================================================================

Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Victor F. Mantecon,                0          0             0                       0                      0
President                2001
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------


------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Adelisa Shwayder,                  0          0             0                       0                      0
Secretary                2001
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         2000      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------

                         1999      0          0             0                       0                      0


=================================================================================================================================


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

   Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

   Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                   ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                        Cash Compensation                   Security Grants
Name                              Annual Retainer   Meeting Fees   Consulting            Number of     Number of Securities
                                  Fees ($)          ($)            Fees/Other Fees ($)   Shares (#)    Underlying Options/SARs(#)
---------------------------------------------------------------------------------------------------------------------------------

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
Wesley F. Whiting


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2001, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                           Number of        Percentage of
                  Name                   Shares Owned           Class
------------------------------------   ----------------  -------------------

Victor F. Mantecon                                 0                0
Adelisa Shwayder                             200,000              88%
Wesley F. Whiting                                  0                0
Officers and Directors as a group            200,000              88%

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

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

           The following documents are filed as part of this report:

           1.  Reports on Form 8-K:  None

           2.  Exhibits:


                                      INDEX
                                      -----
Regulation
S-K Number               Exhibit                              Page Number
----------               -------                              -----------

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

                                         COLORADO COMMUNITY BROADCASTING, INC.
                                         (Registrant)

Date:  August 13, 2001

                                          /s/ Victor F. Mantecon
                                         ---------------------------------------
                                         Victor F. Mantecon, President

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)

                              Financial Statements
                                 April 30, 2001

                           Michael Johnson & Co., LLC
                           9175 E. Kenyon Ave., #100
                                Denver, CO 80237
                           Telephone: (303) 796-0099
                              Fax: (303) 796-0137





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Colorado Community Broadcasting, Inc. (A Development Stage Company) as of April 30, 2001 and 2000, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period from March 16, 1998 (inception) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Community Broadcasting, Inc. at April 30, 2001, and the results of their operations and their cash flows for the year ended April 30, 2001 and 2000 and for the period from March 16, 1998 (inception) to April 30, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
July 3, 2001



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,


                                                                  2001               2000
                                                               ------------       ------------

ASSETS:

Current Assets:
  Cash                                                               $ 378           $ 19,804
                                                               ------------       ------------

TOTAL ASSETS                                                         $ 378           $ 19,804
                                                               ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                     $ -                $ -
  Short-term Borrowings from Shareholders                            3,100              1,100
                                                               ------------       ------------

TOTAL LIABILITIES                                                    3,100              1,100
                                                               ------------       ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 214,500 shares issued and
    outstanding                                                         22                 22
  Additional paid-in capital                                        26,978             26,978
  Subscription receivable                                             (250)              (250)
  Deficit accumulated during the development stage                 (29,472)            (8,046)
                                                               ------------       ------------

Total Stockholders' Equity                                          (2,722)            18,704
                                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 378           $ 19,804
                                                               ============       ============


   The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                                          March 16, 1998
                                                          For the Year Ended              (Inception) to
                                                               April 30,                    April 30,
                                                      2001                 2000                2001
                                                      ----                 ----           --------------

INCOME                                                      $ -                   $ -                 $ -


OPERATING EXPENSES:
Professional Fees                                        20,455                 3,590              26,045
Bank Charges                                                 71                    15                 166
Telephone                                                     -                     -                  50
Entertainment                                                 -                     -                  38
Travel                                                      900                   625               3,173
Total Operating Expenses                                 21,426                 4,230              29,472

Net Loss from Operations                               $(21,426)             $ (4,230)          $ (29,472)
                                                  ==============     =================    ================

Weighted average number of
  shares outstanding                                    225,000               214,500
                                                  ==============     =================

Net Loss Per Share                                      $ (0.02)              $ (0.01)
                                                  ==============     =================

* Less than $0.01 per share



   The accompanying notes are an integral part of these financial statements.


                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                         Statements of Changes in Stockholders' Equity
                        For the Period March 16, 1998 to April 30, 2001


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                        Additional                     During the
                                                   Common Stock           Paid-In      Subcription      Development
                                                Shares       Amount       Capital      Receivable         Stage         Totals
                                                ------       ------     -----------    -----------     ------------     -----

Balance -  March 16, 1998                               -         $ -           $ -             $ -            $ -            $ -

Stock issued for services                         200,000          20         1,980               -              -          2,000
Stock issued for cash                              25,000           2        24,998         (10,500)             -         14,500
Net loss for year                                       -           -             -               -         (2,793)        (2,793)
                                              ------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 1999                        225,000          22        26,978         (10,500)        (2,793)        13,707
                                              ------------  ----------  ------------  --------------   ------------   ------------
Cash payment of subcription receivable                  -           -             -          10,250              -         10,250
Net loss for year                                       -           -             -               -         (5,253)        (5,253)
                                              ------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2000                        225,000          22        26,978            (250)        (8,046)        18,704
                                              ------------  ----------  ------------  --------------   ------------   ------------
Net loss for year                                       -           -             -               -        (21,426)       (21,426)
                                              ------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2001                        225,000        $ 22       $26,978          $ (250)      $(29,472)      $ (2,722)
                                              ============  ==========  ============  ==============   ============   ============



   The accompanying notes are an integral part of these financial statements.


                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                        Indirect Method



                                                                                                  March 16, 1998
                                                                   For the Year Ended             (Inception) thru
                                                                         April 30,                    April 30,
                                                                 2001               2000                2001
                                                                 ----               ----          ----------------
Cash Flows From Operating Activities:
  Net (Loss)                                                      $ (21,426)        $ (5,253)         $ (29,472)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash item included in loss:
    Stock issued for services                                             -                -              2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -             (250)                 -
                                                            ----------------    -------------     --------------
                                                                          -             (250)                 -
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                               (21,426)          (5,503)           (27,472)
                                                            ----------------    -------------     --------------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                 2,000                -              3,100
  Issuance of Common Stock                                                -           10,250             24,750
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activities                           2,000           10,250             27,850
                                                            ----------------    -------------     --------------
Increase (Decrease) in Cash                                         (19,426)           4,747                378

Cash and Cash Equivalents - Beginning of period                      19,804           15,057                  -
                                                            ----------------    -------------     --------------
Cash and Cash Equivalents - End of period                             $ 378         $ 19,804              $ 378
                                                            ================    =============     ==============

Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============


   The accompanying notes are an integral part of these financial statements.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -----------------------------------------------------------

         Nature of Operations

         Colorado Community Broadcasting, Inc. (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company is primarily engaged in raising capital funds from investors and contracting to purchase a low power television license and station.

         The Company's fiscal year end is April 30.

         Basis of Presentation - Development Stage Company

         The Company has not earned any significant revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Net earning (loss) per share

         Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

         Income Taxes

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
         ------------------------------------------


         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and, accordingly, net loss is equal to comprehensive loss in all periods.

         Fair Value of Financial Instruments

         The carrying amount of accounts payable is considered to be representative of its respective fair value because of the short-term nature of this financial instrument.


NOTE 2 - CAPITAL STOCK TRANSACTIONS:
         --------------------------

         The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. The Company has issued 225,000 shares to sixteen individuals for $25,000 and services.


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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                   $29,472
            Valuation allowance for deferred tax assets        (29,472)
                                                                -------
         Net deferred tax assets                              $      -
                                                               ========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2001, the Company had net operating loss carryforwards of approximately $29,472 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 4 - SHORT-TERM BORROWINGS:
         ---------------------

         Officers of the Company have provided services and advanced cash to the Company for operations. These advances are unsecured, bear no interest, and due on demand.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2001


NOTE 5 - GOING CONCERN:
         -------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has no assets and its operations are in the development stage.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.