Form 10QSB
period 2001-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-10-12
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2001                                                000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                     -------------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                    225,000 common shares as of July 31, 2001

Part I:  FINANCIAL INFORMATION

                      Colorado Community Broadcasting, Inc.

                              Financial Statements
                 For the Three Month Period Ended July 31, 2001

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

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. as of July 31, 2001 and the related statements of operations for the three month period ended July 31, 2001 and 2000, and the cash flows for the three months ended July 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended July 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 3, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
September 25, 2001



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)




                                                               July 31,           April 20,
                                                                 2001               2001
                                                              ------------       ------------
ASSETS:

Current Assets:
  Cash                                                              $ 378              $ 378
                                                              ------------       ------------

TOTAL ASSETS                                                        $ 378              $ 378
                                                              ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                    $ -                $ -
  Short-term Borrowings from Shareholders                           3,100              3,100
                                                              ------------       ------------

TOTAL LIABILITIES                                                   3,100              3,100
                                                              ------------       ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                        22                 22
  Additional paid-in capital                                       26,978             26,978
  Subscription receivable                                            (250)              (250)
  Deficit accumulated during the development stage                (29,472)           (29,472)
                                                              ------------       ------------

Total Stockholders' Equity                                         (2,722)            (2,722)
                                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 378              $ 378
                                                              ============       ============


                        See accountant's review report.
                                      F-2


                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                                         Three Months Ended             March 16, 1998
                                                              July 31,                  (Inception) thru
                                                        2001             2000           July 31, 2001
                                                        ---------------------           -------------


INCOME                                                       $ -              $ -                $ -


OPERATING EXPENSES:
Professional Fees                                              -            3,475             26,045
Bank Charges                                                   -                -                166
Telephone                                                      -                -                 50
Entertainment                                                  -                -                 38
Travel                                                         -                -              3,173
Total Operating Expenses                                       -            3,475             29,472

Net Loss from Operations                                     $ -          $(3,475)          $(29,472)
                                                    =============    =============      =============

Weighted average number of
  shares outstanding                                     225,000          225,000

Net Loss Per Share                                           $ -          $ (0.01)
                                                    =============    =============


                        See accountant's review report.
                                      F-3



                             COLORADO COMMUNITY BROADCASTING, INC.
                                 (A Development Stage Company)
                         Statements of Changes in Stockholders' Equity
                                          (Unaudited)



                                                                                                            Deficit
                                                                                                          Accumulated
                                                                          Additional                      During the
                                                     Common Stock           Paid-In      Subcription      Development
                                                  Shares       Amount       Capital      Receivable         Stage         Totals
                                               -------------  ----------  ------------  --------------   ------------   ------------

Balance -  March 16, 1998                                 -         $ -           $ -             $ -            $ -            $ -

Stock issued for cash                               200,000          20         1,980               -              -          2,000
Stock issued for cash                                25,000           2        24,998         (10,500)                       14,500
Net loss for year                                         -           -             -               -         (2,793)        (2,793)
                                               -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 1999                          225,000          22        26,978         (10,500)        (2,793)        13,707
                                               -------------  ----------  ------------  --------------   ------------   ------------
Cash payment of subcription receivable                    -           -             -          10,250              -         10,250
Net loss for year                                         -           -             -               -         (5,253)        (5,253)
                                               -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2000                          225,000          22        26,978            (250)        (8,046)        18,704
                                               -------------  ----------  ------------  --------------   ------------   ------------
Net loss for year                                         -           -             -               -        (21,426)       (21,426)
                                               -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2001                          225,000          22        26,978            (250)       (29,472)        (2,722)
                                               -------------  ----------  ------------  --------------   ------------   ------------
Net loss for period                                       -           -             -               -              -              -
                                               -------------  ----------  ------------  --------------   ------------   ------------
Balance - July 31, 2001                             225,000        $ 22       $26,978          $ (250)      $(29,472)      $ (2,722)
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


                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                  March 16, 1998
                                                                   Three Months Ended             (Inception) thru
                                                                         July 31,                   July 31,
                                                                 2001               2000              2001
                                                                -------------------------         ----------------
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                            $ -         $ (3,475)         $ (29,472)
   Non-cash item included in loss:
    Stock issued for services                                             -                -              2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                -                  -
                                                            ----------------    -------------     --------------
                                                                          -                -                  -
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                                     -           (3,475)           (27,472)
                                                            ----------------    -------------     --------------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -                -              8,200
  Payment of Short-Term Borrowings                                        -           (1,100)            (5,100)
  Issuance of Common Stock                                                -                -             24,750
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activites                                -           (1,100)            27,850
                                                            ----------------    -------------     --------------
Increase (Decrease) in Cash                                               -           (4,575)               378

Cash and Cash Equivalents - Beginning of period                         378           19,804                  -
                                                            ----------------    -------------     --------------
Cash and Cash Equivalents - End of period                             $ 378         $ 15,229              $ 378
                                                            ================    =============     ==============



Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============




                        See accountant's review report.
                                      F-5

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2001, and the results of operations for the three months ended July 31, 2001 and 2000, and cash flows for the three months ended July 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF  OPERATIONS

     The Company had no income for the period in 2001 or 2000. The Company had no net profit or loss from operations in the period in 2001 and had a net loss of ($3,475) in the period in 2000. Profit loss per share was $.0 in 2001 and ($.001) in 2000.


LIQUIDITY AND CAPITAL

     The Company had minimal capital at quarter end and will be reliant upon loans from shareholders or private placements to provide operating capital.

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


Date: October 5, 2001



                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     /s/ Adelisa Shwayder
                                     -------------------------------------------
                                     Adelisa Shwayder, Secretary/Treasurer