Form 10QSB
period 2001-10-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2001-12-14
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2001                                                000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                     -------------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                    225,000 common shares as of October 31, 2001

                      Colorado Community Broadcasting, Inc.

                              Financial Statements
                For the Three Month Period Ended October 31, 2001

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. as of October 31, 2001 and the related statements of operations for the three month and six month periods ended October 31, 2001 and 2000, and the cash flows for the six months ended October 31, 2001and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 3, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
December 10, 2001


                      COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                          October 31,      April 20,
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


                         See accountants review report.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


`                                         Three Months Ended              Six Months Ended            March 16, 1998
                                             October 31,                     October 31,             (Inception) to
                                         2001          2000               2001          2000         October 31, 2001
                                         ----          ----               ----          ----         ----------------



INCOME                                       $ -           $ -              $ -           $ -               $ -


OPERATING EXPENSES:
Professional Fees                              -         2,950                -         6,425            26,045
Bank Charges                                   -             -                -             -               166
Telephone                                      -             -                -             -                50
Entertainment                                  -             -                -             -                38
Travel                                         -             -                -             -             3,173
                                         -------      --------         ---------     --------          --------
Total Operating Expenses                       -         2,950                -         6,425            29,472
                                         -------      --------         ---------     --------          --------
Net Loss from Operations                     $ -       $(2,950)             $ -      $ (6,425)         $(29,472)
                                         =======      ========         =========     ========          =========
Weighted average number of
  shares outstanding                     225,000       225,000          225,000       225,000

Net Loss Per Share                           $ -       $ (0.01)             $ -       $ (0.03)
                                         =======      ========         =========     ========

                         See accountants review report.

                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                                                                Deficit
                                                                                                              Accumulated
                                                                              Additional                     During the
                                                        Common Stock            Paid-In      Subscription      Development
                                                      Shares       Amount       Capital      Receivable         Stage         Totals
                                                      ------       ------       -------      ----------         -----         ------

Balance -  March 16, 1998                                     -        $ -            $ -             $ -            $ -        $ -

Stock issued for services                               200,000         20          1,980               -              -      2,000
Stock issued for cash                                    25,000          2         24,998         (10,500)                   14,500
Net loss for year                                             -          -              -               -         (2,793)    (2,793)
                                                        -------      -----        -------         -------       --------    --------
Balance -   April 30, 1999                              225,000         22         26,978         (10,500)        (2,793)    13,707
                                                        -------      -----        -------         -------       --------    --------
Cash payment of subscription receivable                       -          -              -          10,250              -     10,250
Net loss for year                                             -          -              -               -         (5,253)    (5,253)
                                                        -------      -----        -------         -------       --------    --------
Balance -   April 30, 2000                              225,000         22         26,978            (250)        (8,046)    18,704
                                                        -------      -----        -------         -------       --------    --------
Net loss for year                                             -          -              -               -        (21,426)   (21,426)
                                                        -------      -----        -------         -------       --------    --------
Balance -   April 30, 2001                              225,000         22         26,978            (250)       (29,472)    (2,722)
                                                        -------      -----        -------         -------       --------    --------
Net loss for period                                           -          -              -               -              -          -
                                                        -------      -----        -------         -------       --------    --------
Balance - October 31, 2001                              225,000       $ 22        $26,978          $ (250)      $(29,472)   $(2,722)
                                                        =======      =====        =======         ========      ========    ========

                         See accountants review report.

                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                 March 16, 1998
                                                                    Six Months Ended             (Inception) to
                                                                       October 31,                 October 31,
                                                                   2001             2000              2001
                                                                   ----             ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                            $ -         $ (6,425)         $ (29,472)
  Non-cash items included in loss:
    Stock issued for services                                             -                -              2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                -                  -
                                                                      -----         --------          ---------
                                                                          -                -                  -
                                                                      -----         --------          ---------
Net Cash Used in Operating Activities                                     -           (6,425)           (27,472)
                                                                      -----         --------          ---------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -                -              8,200
  Payment of Short-Term Borrowings                                        -           (1,100)            (5,100)
  Issuance of Common Stock                                                -                -             24,750
                                                                      -----         --------          ---------
  Net Cash Provided By Financing Activities                               -           (1,100)            27,850
                                                                      -----         --------          ---------
Increase (Decrease) in Cash                                               -           (7,525)               378

Cash and Cash Equivalents - Beginning of period                         378           19,804                  -
                                                                      -----         --------          ---------
Cash and Cash Equivalents - End of period                             $ 378         $ 12,279              $ 378
                                                                      =====         ========          =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                                      =====         ========          =========
  Taxes paid                                                            $ -              $ -                $ -
                                                                      =====         ========          =========

                         See accountants review report.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2001, and the results of operations for the three months and six months periods ended October 31, 2001 and 2000, and cash flows for the six months ended October 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR QUARTER ENDED OCTOBER 31, 2001 COMPARED TO QUARTER ENDED OCTOBER 31, 2000

     The Company had no income for the period in 2001 or 2000. The company incurred no expenses in the quarter in 2001 but incurred $2,950 in expenses in the quarter in 2000. The Company had no net profit or loss from operations in the period in 2001 and had a net loss of ($2,950) in the period in 2000. Profit loss per share was $.0 in 2001 and ($.001) in 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 COMPARED TO SAME PERIOD IN 2000

     The company had no revenues in the period in 2001 or 2000. The company incurred no expenses in the period in 2001 but incurred expenses of $6,425 in the period in 2000. The company had no profit or loss in the period in 2001 as compared to a ($6,425) loss in the period in 2000. There was no profit or loss per share in the period in 2001 but in 2000 in the period the company had a loss per shre of ($.03). The trend of operation losses or no revenues will continue until the company can acheive capital for operations through loans or private placements of stock.

LIQUIDITY AND CAPITAL RESOURCES

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


Date: December 12, 2001



                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     /s/ Adelisa Shwayder
                                     -------------------------------------------
                                     Adelisa Shwayder, Secretary/Treasurer