Form 10QSB
period 2002-01-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2002-03-15
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2002                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                            Yes   X      No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  225,000 common shares as of January 31, 2002

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

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. as of January 31, 2002 and the related statements of operations for the three month and nine month periods ended January 31, 2002 and 2001, and the cash flows for the nine months ended January 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated July 3, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
March 13, 2002



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                       January 31,         April 30,
                                                                          2002               2001
                                                                       ------------       ------------
ASSETS:
Current Assets:
  Cash                                                                       $ 289              $ 378
                                                                       ------------       ------------

TOTAL ASSETS                                                                 $ 289              $ 378
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                             $ -                $ -
  Short-term Borrowings from Shareholders                                    3,100              3,100
                                                                       ------------       ------------

TOTAL LIABILITIES                                                            3,100              3,100
                                                                       ------------       ------------
Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                 22                 22
  Additional paid-in capital                                                26,978             26,978
  Subscription receivable                                                     (250)              (250)
  Deficit accumulated during the development stage                         (29,561)           (29,472)
                                                                       ------------       ------------

Total Stockholders' Equity                                                  (2,811)            (2,722)
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 289              $ 378
                                                                       ============       ============


                        See accountant's review report.


                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                            Statements of Operations
                                                  (Unaudited)


                                         Three Months Ended              Nine Months Ended           March 16, 1998
                                       January 31,                    January 31,                    (Inception) to
                                         2002          2001             2002          2001           January 31, 2002
                                      -----------   -----------      -----------   ------------      ----------------
INCOME                                       $ -           $ -              $ -            $ -               $ -


OPERATING EXPENSES:
Professional Fees                              -        10,300                -         16,725            26,045
Bank Charges                                  89             -               89              -               255
Telephone                                      -             -                -              -                50
Entertainment                                  -             -                -              -                38
Travel                                         -             -                -              -             3,173
                                      -----------   -----------      -----------   ------------      -----------
Total Operating Expenses                      89        10,300               89         16,725            29,561
                                      -----------   -----------      -----------   ------------      -----------
Net Loss from Operations                   $ (89)     $(10,300)           $ (89)      $(16,725)         $(29,561)
                                      ===========   ===========      ===========   ============      ============

Weighted average number of
  shares outstanding                     225,000       225,000          225,000        225,000

Net loss per share                         *           $ (0.05)            *           $ (0.07)
                                      ===========   ===========      ===========   ============
* - less than $.001 per share



                        See accountant's review report.


                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity
                                                  (Unaudited)



                                                                                                          Deficit
                                                                                                         Accumulated
                                                                         Additional                     During the
                                                    Common Stock           Paid-In      Subcription      Development
                                                 Shares       Amount       Capital      Receivable         Stage         Totals
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -  March 16, 1998                                -         $ -           $ -             $ -            $ -            $ -

Stock issued for services                          200,000          20         1,980               -              -          2,000
Stock issued for cash                               25,000           2        24,998         (10,500)                       14,500
Net loss for year                                        -           -             -               -         (2,793)        (2,793)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 1999                         225,000          22        26,978         (10,500)        (2,793)        13,707
                                              -------------  ----------  ------------  --------------   ------------   ------------
Cash payment of subcription receivable                   -           -             -          10,250              -         10,250
Net loss for year                                        -           -             -               -         (5,253)        (5,253)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2000                         225,000          22        26,978            (250)        (8,046)        18,704
                                              -------------  ----------  ------------  --------------   ------------   ------------
Net loss for year                                        -           -             -               -        (21,426)       (21,426)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance -   April 30, 2001                         225,000          22        26,978            (250)       (29,472)        (2,722)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Net loss for period                                      -           -             -               -            (89)           (89)
                                              -------------  ----------  ------------  --------------   ------------   ------------
Balance - January 31, 2002                         225,000        $ 22       $26,978          $ (250)      $(29,561)       $(2,811)
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


                                     COLORADO COMMUNITY BROADCASTING, INC.
                                         (A Development Stage Company)
                                            Statements of Cash Flows
                                                  (Unaudited)
                                                Indirect Method



                                                                                                  March 16, 1998
                                                                   Nine Months Ended              (Inception) to
                                                              January 31,                          January 31,
                                                                 2002               2001              2002
Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                          $ (89)        $(16,725)         $ (29,561)
  Non-cash items included in loss:
    Stock issued for services                                             -                -              2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                         -                -                  -
                                                            ----------------    -------------     --------------
                                                                          -                -                  -
                                                            ----------------    -------------     --------------
Net Cash Used in Operating Activities                                   (89)         (16,725)           (27,561)
                                                            ----------------    -------------     --------------
Cash Flow From Financing Activities:
  Proceeds from short-term borrowings                                     -                -              8,200
  Payment of short-term borrowings                                        -           (1,100)            (5,100)
  Issuance of common stock                                                -                -             24,750
                                                            ----------------    -------------     --------------
  Net Cash Provided By Financing Activities                               -           (1,100)            27,850
                                                            ----------------    -------------     --------------
Increase (Decrease) in Cash                                             (89)         (17,825)               289

Cash and Cash Equivalents - Beginning of period                         378           19,804                  -
                                                            ----------------    -------------     --------------
Cash and Cash Equivalents - End of period                             $ 289          $ 1,979              $ 289
                                                            ================    =============     ==============


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -              $ -                $ -
                                                            ================    =============     ==============
  Taxes paid                                                            $ -              $ -                $ -
                                                            ================    =============     ==============



                        See Accountant's review report.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2002, and the results of operations for the three months and nine months ended January 31, 2002 and 2001, and cash flows for the nine months ended January 31, 2002. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2001.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2002 COMPARED TO SAME QUARTER IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company has been studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company is also seeking financing for an attempt to equip a low power television station license for Internet access. The Company incurred operations expenses of $89 in 2002 and $10,300 in 2001 in the quarter. The Company had a loss on operations of ($89) in 2002 compared to ($10,300) in 2001 in the quarter. The loss per share was less than ($.01) and ($.05) in 2002 and 2001 respectively.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2002 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2001

     The Company had no revenues in the period in 2002 or 2001. The Company had expenses of $89 and $16,725 in the periods in 2002 and 2001, respectively. The Company had a net loss of ($89) in the nine month period in 2002 compared to a net loss of ($16,725) in the same period in 2001. The loss per share for the nine month period was less than ($.01) in 2002 and ($.07) in 2001.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $289 in cash as of January 31, 2002, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

Date: March 14, 2002


                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     /s/ Adelisa Shwayder
                                     -------------------------------------------
                                     Adelisa Shwayder, Secretary/Treasurer