Form 10QSB
period 2002-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-22
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2002                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


             7609 Ralston Road, Arvada, CO 80002
         -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                  225,000 common shares as of July 31, 2002

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)

                              Financial Statements
                 For the Three Month Period Ended July 31, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. (a Development Stage Company) as of July 31, 2002 and the related statements of operations for the three month periods ended July 31, 2002 and 2001, and the cash flows for the three months ended July 31, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)


                                                                         July 31,          April 30,
                                                                           2002               2002
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                        $ 739             $5,259
                                                                        ------------      -------------

TOTAL ASSETS                                                                  $ 739             $5,259
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                              $ -                $ -
  Advances from stockholders                                                  3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             3,100              3,100
                                                                        ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (29,111)           (24,591)
                                                                        ------------      -------------

Total Stockholders' Equity                                                   (2,361)             2,159
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 739             $5,259
                                                                        ============      =============

See accountant's review report.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                         Three Months Ended             March 16, 1998
                                                              July 31,                Inception) thru
                                                        2002            2001            July 31, 2002
                                                        ----            ----            -------------



INCOME                                                      $ -              $ -            $ 25,000


OPERATING EXPENSES:
Professional Fees                                         4,500                -              50,545
Bank Charges                                                 20                -                 305
Telephone                                                     -                -                  50
Entertainment                                                 -                -                  38
Travel                                                        -                -               3,173
Total Operating Expenses                                  4,520                -              54,111
                                                        -------          -------            --------
Net Loss from Operations                                $(4,520)             $ -            $(29,111)
                                                        =======          =======            ========
Weighted average number of
  shares outstanding                                    225,000          225,000

Net Loss Per Share                                          $ -              $ -
                                                        =======          =======

See accountant's review report.



                      COLORADO COMUNITY BROADCASTING, INC.
                          (A Develoment Stage Company)
                 Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                               Additional                      During the
                                                         Common Stock            Paid-In      Subscription      Development
                                                      Shares        Amount       Capital       Receivable        Stage        Totals
                                                      ------        ------       -------       ----------        -----        ------

Balance -  March 16, 1998                                      -         $ -           $ -              $ -            $ -      $ -

Stock issued for cash                                    200,000          20         1,980                -              -    2,000
Stock issued for cash                                     25,000           2        24,998          (10,500)                 14,500
Net loss for year                                              -           -             -                -         (2,793)  (2,793)
                                                         -------        ----       -------           ------       -------- ---------
Balance -   April 30, 1999                               225,000          22        26,978          (10,500)        (2,793)  13,707
                                                         -------        ----       -------           ------       -------- ---------
Cash payment of subscription receivable                        -           -             -           10,250              -   10,250
Net loss for year                                              -           -             -                -         (5,253)  (5,253)
                                                         -------        ----       -------           ------       -------- ---------
Balance -   April 30, 2000                               225,000          22        26,978             (250)        (8,046)  18,704
                                                         -------        ----       -------           ------       -------- ---------
Net loss for year                                              -           -             -                -        (21,426) (21,426)
                                                         -------        ----       -------           ------       -------- ---------
Balance -   April 30, 2001                               225,000          22        26,978             (250)       (29,472)  (2,722)
                                                         -------        ----       -------           ------       -------- ---------
Net loss for year                                              -           -             -                -          4,881    4,881
                                                         -------        ----       -------           ------       -------- ---------
Balance -   April 30, 2002                               225,000          22        26,978             (250)       (24,591)   2,159
                                                         -------        ----       -------           ------       -------- ---------
Net loss for period                                            -           -             -                -         (4,520)  (4,520)
                                                         -------        ----       -------           ------       -------- ---------
Balance - July 31, 2002                                  225,000        $ 22       $26,978           $ (250)      $(29,111)$ (2,361)
                                                         =======        ====       =======           ======       ======== =========

See accountant's reveiw report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                   March 16, 1998
                                                                    Three Months Ended             (Inception) to
                                                                         July 31,                     July 31,
                                                                  2002               2001              2002
                                                                  ----               ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                        $ (4,520)              $ -         $ (29,111)
   Non-cash item included in loss:
    Stock issued for services                                              -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                          -                 -                 -
                                                                    --------             -----         ---------
                                                                           -                 -                 -
                                                                    --------             -----         ---------
Net Cash Used in Operating Activities                                 (4,520)                -           (27,111)
                                                                    --------             -----         ---------
Cash Flow From Financing Activities:
  Advances from stockholders                                               -                 -             8,200
  Payment of advances                                                      -                 -            (5,100)
  Issuance of common stock                                                 -                 -            24,750
                                                                    --------             -----         ---------
  Net Cash Provided By Financing Activities                                -                 -            27,850
                                                                    --------             -----         ---------
Increase (Decrease) in Cash                                           (4,520)                -               739

Cash and Cash Equivalents - Beginning of period                        5,259               378                 -
                                                                    --------             -----         ---------
Cash and Cash Equivalents - End of period                              $ 739             $ 378             $ 739
                                                                    ========             =====         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                          $ -               $ -               $ -
                                                                    ========             =====         =========
  Taxes paid                                                             $ -               $ -               $ -
                                                                    ========             =====         =========

See accountant's review report

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2002, and the results of operations for the three months ended July 31, 2002 and 2001, and cash flows for the three months ended July 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $29,111.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

In  addition  to  statements  of  historical  fact,  this Form  10-QSB  contains forward-looking statements. The presentation of future aspects of Colorado Community Broadcasting, Inc. ("Colorado Community Broadcasting, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Colorado Community Broadcasting, Inc. actual results to be materially different from any future results expressed or implied by Colorado Community Broadcasting, Inc. in those statements. Important facts that could prevent Colorado Community Broadcasting, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e)      failure to achieve a business;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2002 and any Current Reports on Form 8-K filed by the Company.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2002 COMPARED TO SAME QUARTER IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company has been studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company is also seeking financing for an attempt to equip a low power television station license for Internet access. The Company incurred operations expenses of $4,520 in 2002 and none in 2001 in the quarter. The Company had a loss on operations of ($4,520) in 2002 compared to none in 2001 in the quarter. The loss per share was less than ($.01) and 0 in 2002 and 2001 respectively.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $739 in cash as of July 31, 2002, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $3,100, all of which is current, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of July 31, 2002 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       31    Sarbanes-Oxley Certification
          32    Sarbanes-Oxley Certification


(B)       Reports  on Form  8-K-None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2004


                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     /s/ Daniel Medina
                                     -------------------------------------------
                                     Daniel Medina, President