Form 10KSB
period 2002-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-23
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2002

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

There were 225,000 shares of the Registrant's common stock outstanding as of April 30, 2002.

The aggregate market value of the 225,000 shares of voting common stock held by non-affiliates of the Registrant is approximately $0 on April 30, 2002.

The registrants revenues in the fiscal year were $25,000.

                                TABLE OF CONTENTS

PART I

        Item 1.   Description of Business                                      1
        Item 2.   Description of Property                                      2
        Item 3.   Legal Proceedings                                            3
        Item 4.   Submission of Matters to a Vote of Security Holders          3

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                      3
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                    4
        Item 7.   Financial Statements                                         5
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                          5
           Item 8a.  Controls and Procedures                                   6

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                                 6
        Item 10.  Executive Compensation                                       7
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                   8
        Item 12.  Certain Relationships and Related Transactions               8
        Item 13.  Exhibits and Reports on Form 8-K                             9
        Item 14.  Principal Accountant Fees and Services                      10

SIGNATURES                                                                    11

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

         Business
         --------

         The Company was seeking other low power station opportunities in market areas in the western US. On April 17, 2000, the Company entered into a Letter of Intent to purchase a low power television license of Station K68CW owned by County Service Area 29 in Lucerne, California.

                  The Letter of Intent was extended several times and subsequently the Company assigned its right under the Letter of Intent to a third party for assumption of the obligations.

         There was no financing, cash or equity, arranged for this transaction. The Company will seek financing from private sources once it develops a business plan to use the station.

On January 28, 2002, the Registrant entered into an Asset Purchase Agreement with Mako Communications, LLC to sell its low power television station, W67AF of Rock Harbor, Florida, subject to FCC approval of the license change for $25,000. The license transfer was approved and the sale occurred on March 28, 2002.

The Company sold its Monroe County contract for $25,000.

         Financial Information About Industry Segments
         ---------------------------------------------

         See "Financial Statements and supplementary Data," Item 7 below.

         Narrative Description of Business
         ---------------------------------

         The Company does not now have any business operations.

         The Company intended to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Low-power TV (LPTV) is relatively unused broadcast category created by the Federal Communications Commission (FCC). While high-power TV stations boast large antennae and enough power to transmit many miles, their low-power counterparts have smaller antennae, less expensive gear and transmit within a much more limited area. A typical LPTV station has a reach of between five and twenty miles. Most easily cover an average city; many can reach entire counties. The local LPTV niche can actually contain several different markets, especially in areas with diverse populations. For independent producers who want their programming on LPTV, that local angle is critical. The sorts of shows successfully produced by independents for LPTV: special interest programming; high school sports; neighborhood call-in shows; regional real estate and legal advice shows; city and country political forums; local church services; community arts and entertainment programs, and a wide range of talk show formats covering local issues not seen on national TV. Low-power TV opens up opportunities for videomakers to get their programming into a commercial broadcasting environment. Independent producers in markets where LPTV exists should definitely view it as potential sources to air their programming, now and in the future.

         The Company was unsuccessful in achieving operations of CPTV opportunities.



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

         As of April 30, 2002, the Company was not a party to any legal proceedings.

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ---------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. It has never been approved for trading in any name.

                        2002               High          Low
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *

                        2001               High          Low
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *


     As of April 30, 2002, there were 16 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

     The Company had total assets of $5,259 in cash at year-end and liabilities of $3100. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations
---------------------

Year ended April 31, 2001 compared to year ended April 30, 2002. The Company had revenues of $25,000 from sale of its Monroe County LPTV contract to a third party for the year ended April 30, 2002 compared to none in 2001. While the company sought business opportunities in the low power television station business in the year, its attempts to operate any were unsuccessful. The company incurred $20,119 in administrative expenses in year ended April 30, 2002 compared to $21,426 in the year ended April 30, 2001.

In the year ended April 30, 2002, the Company had a profit of $4,881 attributable to the sale of the Monroe County LPTV station compared to the prior year's loss of ($21,426). Net profit per share in year ended April 30, 2002 was $.02 per share compared to a loss in the prior fiscal year of ($.01) per share.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of expanding its operations. There is no assurance, however, that without funds it will ultimately allow company to carry out its business.

The Company will need to raise additional funds to expand its business activities in the future.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $460,000 all of which is current, no cash, minimal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $100,000.



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

Item 8a.  Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as July 31, 2004 (evaluation date and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a)

The directors and executive officers of the Company as of April 30, 2002, are as follows:

  Name              Age      Position                           Term
  ----              ---      --------                           ----
Victor F. Mantecon   52       President and Director             Annual
(resigned 2002)
Adelisa Shwayder     62       Secretary/Treasurer and Director   Annual
Wesley F. Whiting    67       Director                           Annual

         Victor F. Mantecon, President and Director, has been in Hispanic media for all his professional career, having begun his career as a Spanish language radio announcer on KCUL-FM in 1965. In 1965, a Dallas radio station began broadcasting eight hours of Spanish programming daily. Over the next five years, Mr. Mantecon served in the development of the station, both in programming and marketing, under the direction of Marcos Rodriguez, Sr., who in 1976 bought the station changed the name to KESS FM, and established the first twenty-four hour Spanish radio station in the Metroplex. Over the next ten years, Mr. Mantecon developed an experience in all phases of Spanish radio: programming, operations, marketing, and became station manager of both KESS, and its sister station KRVA. In 1981-82, Mr. Mantecon later moved to station KTIA as GM for two years, and four years manager of KUQQ AM (1983-1987, the first English delivery bilingual format in the country. Mr. Mantecon is currently is currently president of Hispano Independent Television (HIT-TV) since 1999), involved in the creation of the first bilingual Television network in the U.S., and the acquisition of television properties in high density Hispanic markets. He served as general manager of Raylo Television, the first Univision network feed in the metroplex on Channel 33 (1981-1982). He began Association with Mission Products as producers of Buenos Dias Dallas-Fort Worth, the first daily live morning show on the Univision affiliate Ch 23,

(November 19991-June 1993). The show was changed to De Todo Un Poco in September, 1993). 1993 when it began airing as an afternoon show at 5:00 p.m. He resigned in 2002.

            Adelisa Shwayder, Secretary and Director, received a BS from the University of Puerto Rico and an MS from Stanford University. She is currently a school psychologist for the Denver Public School system. She was previously a school psychologist for Arlington County Virginia and the Illinois Department of Child Development.

     Wesley Whiting, Director, Mr. Whiting was President, director, and secretary of Berge Exploration, Inc. (1978-88) and president, vice president, and director of NELX, Inc. (1994-1998), and was vice president and director of Intermountain Methane Corporation (1988-91), and president of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation 1998 to 2000, and he has been President and a director of Dynadapt System, Inc. and Utilitec, Inc. since 1998, and JNS Marketing, Inc. from 1999 to 2001. Mr. Whiting resigned subsequent to year end.

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

         1. The following people did not file reports under Section 16(a) during the 2001-2002 fiscal year:

         a.   Victor F. Mantecone       President and Director
         b.   Adelisa Shwayder          Secretary and Director
         c.   Wesley F. Whiting         Director


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                                          Number of        Percentage of
                  Name                   Shares Owned           Class
------------------------------------   ----------------  --------------

Victor F. Mantecon                                 0                0
(resigned)
Adelisa Shwayder                             200,000              88%
Wesley F. Whiting                                  0                0
(resigned)
Officers and Directors as a group            200,000              88%





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

Transactions with Management and Others
---------------------------------------

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except that Adelisa Shwayders husband was paid consulting fees totalling $20,000 in the year.

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

           1.  Reports on Form 8-K:  None

           2.  Exhibits:


                                      INDEX
                                      -----
Regulation
S-K Number               Exhibit                              Page Number
----------               -------                              -----------

3.1 Articles of Incorporation
*Incorporated by reference to Registration Statement #000-27211

3.2 Bylaws
Incorporated by reference to Registration Statement #000-27211

Item     14.      Principal      Accountant      Fees     and     Services     -
-------------------------------------------------------

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $5,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended April 30, 2002 and April 30, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended July 31, 2002, October 31, 2002, January 31, 2003, July 31, 2003 and October 31, 2003. MJC billed the Company $5,000 for the year 2002 and 2003 audit and review.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLORADO COMMUNITY BROADCASTING, INC.
(Registrant)

Date:  November 15, 2004
                                         /s/Daniel Medina
                                         ------------------------------
                                         Daniel Medina, President

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)

                              Financial Statements
                       Years Ended April 30, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Colorado Community Broadcasting, Inc. (A Development Stage Company) as of April 30, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period from March 16, 1998 (inception) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Community Broadcasting, Inc. at April 30, 2002, and the results of their operations and their cash flows for the year ended April 30, 2002 and 2001 and for the period from March 16, 1998 (inception) to April 30, 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
November 15, 2004
/s/Michael Johnson & Co. LLC



                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                    April 30,




                                                                           2002               2001
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                       $5,259              $ 378
                                                                        ------------      -------------

TOTAL ASSETS                                                                 $5,259              $ 378
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                              $ -                $ -
  Short-term Borrowings from Shareholders                                     3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             3,100              3,100
                                                                        ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (24,591)           (29,472)
                                                                        ------------      -------------

Total Stockholders' Equity                                                    2,159             (2,722)
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $5,259              $ 378
                                                                        ============      =============


The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations.


                                                                                            March 16, 1998
                                                           For the Year Ended               (Inception) to
                                                                April 30,                     April 30,
                                                       2002                 2001                 2002
                                                       ----                 ----                 ----


INCOME                                                  $ 25,000                   $ -             $ 25,000


OPERATING EXPENSES:
Professional Fees                                         20,000                20,455               46,045
Bank Charges                                                 119                    71                  285
Telephone                                                      -                     -                   50
Entertainment                                                  -                     -                   38
Travel                                                         -                   900                3,173
Total Operating Expenses                                  20,119                21,426               49,591
                                                        --------             ---------            ---------
Net Loss from Operations                                 $ 4,881             $ (21,426)           $ (24,591)
                                                        ========             =========            =========
Weighted average number of
  shares outstanding                                     225,000               225,000
                                                        ========             =========
Net Loss Per Share                                        $ 0.02              $ (0.095)
                                                        ========             =========
* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.



                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
                For the Period March 16, 1998 to April 30, 2002




                                                                                                              Accumulated
                                                                              Additional                      During the
                                                         Common Stock           Paid-In      Subscription     Development
                                                      Shares        Amount      Capital       Receivable        Stage        Totals
                                                      ------        ------      -------       ----------        -----        ------

Balance -  March 16, 1998                                     -         $ -           $ -             $ -             $ -       $ -

Stock issued for services                               200,000          20         1,980               -               -     2,000
Stock issued for cash                                    25,000           2        24,998         (10,500)              -    14,500
Net loss for year                                             -           -             -               -          (2,793)   (2,793)
                                                        -------        ----     ---------         -------        --------   --------
Balance - April 30, 1999                                225,000          22        26,978         (10,500)         (2,793)   13,707
                                                        -------        ----     ---------         -------        --------   --------
Cash payment of subscription receivable                       -           -             -          10,250               -    10,250
Net loss for year                                             -           -             -               -          (5,253)   (5,253)
                                                        -------        ----     ---------         -------        --------   --------
Balance - April 30, 2000                                225,000          22        26,978            (250)         (8,046)   18,704
                                                        -------        ----     ---------         -------        --------   --------
Net loss for year                                             -           -             -               -         (21,426)  (21,426)
                                                        -------        ----     ---------         -------        --------   --------
Balance - April 30, 2001                                225,000          22        26,978            (250)        (29,472)   (2,722)
                                                        -------        ----     ---------         -------        --------   --------
Net loss for year                                             -           -             -               -           4,881     4,881
                                                        -------        ----     ---------         -------        --------   --------
Balance - April 30, 2002                                225,000        $ 22       $26,978          $ (250)       $(24,591)  $ 2,159
                                                        =======        ====     =========         =======        ========   ========


The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                Indirect Method

                                                                                                  March 16, 1998
                                                                   For the Year Ended             (Inception) through
                                                                       April 30,                    April 30,
                                                                 2002                2001             2002
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                        $ 4,881         $ (21,426)        $ (24,591)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash item included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                 -                 -
                                                                    ------------    ---------         ---------
                                                                          -                 -                 -
                                                                    ------------    ---------         ---------
Net Cash Used in Operating Activities                                 4,881           (21,426)          (22,591)
                                                                    ------------    ---------         ---------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -             2,000             3,100
  Issuance of Common Stock                                                -                 -            24,750
                                                                    ------------    ---------         ---------
  Net Cash Provided By Financing Activities                               -             2,000            27,850
                                                                    ------------    ---------         ---------
Increase (Decrease) in Cash                                           4,881           (19,426)            5,259

Cash and Cash Equivalents - Beginning of period                         378            19,804                 -
                                                                    ------------    ---------         ---------
Cash and Cash Equivalents - End of period                           $ 5,259             $ 378           $ 5,259
                                                                    ============    =========         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -               $ -               $ -
                                                                    ============    =========         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                    ============    =========         =========

The accompanying notes are an integral part of these financial statements.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operations

          Colorado Community Broadcasting, Inc. (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company is primarily engaged in raising capital funds from investors and contracting to purchase a low power television license and station.

         Going Concern

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

         The Company's fiscal year end is April 30.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
         ------------------------------------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                         $24,591
            Valuation allowance for deferred tax assets              (24,591)
                                                                    -------
         Net deferred tax assets                                     $     -
                                                                    ========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2002, the Company had net operating loss carryforwards of approximately $24,591 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2002 and 2001



NOTE 4 - SHORT-TERM BORROWINGS:

         Officers of the Company have provided services and advanced cash to the Company for operations. These advances are unsecured; bear no interest, and due on demand.


NOTE 5 - CAPITAL STOCK TRANSACTIONS:

         The authorized capital stock of the Company is100,000,000 shares of common stock at $.0001 par value. The Company has issued 225,000 shares to sixteen individuals for $25,000 and services.