Form 10QSB
period 2002-10-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-23
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2002                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of October 31, 2002

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)

                              Financial Statements
                 For the Six Month Period Ended October 31, 2002
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. (a Development Stage Company) as of October 31, 2002 and the related statements of operations for the three month and six month periods ended October 31, 2002 and 2001, and the cash flows for the six months ended October 31, 2002and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004
/s/ Michael Johnson & Co., LLC



                     COLORODO COMMUNITY BROADCASTING, INC.
                          (A Developing Stage Company)
                                 Balance Sheets
                                  (Unaudited)




                                                                           October 31,     April 30,
                                                                           2002               2002
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                        $ 709             $5,259
                                                                        ------------      -------------

TOTAL ASSETS                                                                  $ 709             $5,259
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                              $ -                $ -
  Advances from stockholders                                                  3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             3,100              3,100
                                                                        ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (29,141)           (24,591)
                                                                        ------------      -------------

Total Stockholders' Equity                                                   (2,391)             2,159
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 709             $5,259
                                                                        ============      =============

See accountant's review report.


                     COLORADO COMMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                         Three Months Ended              Six Months Ended            March 16, 1998
                                              October 31,                    October 31,               (Inception) to
                                         2002          2001             2002          2001           October 31, 2002
                                         ----          ----             ----          ----           ----------------



INCOME                                       $ -           $ -              $ -           $ -           $25,000


OPERATING EXPENSES:
Professional Fees                              -             -            4,500             -            50,545
Bank Charges                                  30             -               50             -               335
Telephone                                      -             -                -             -                50
Entertainment                                  -             -                -             -                38
Travel                                         -             -                -             -             3,173
Total Operating Expenses                      30             -            4,550             -            54,141
                                         =======       =======          ========      =======          ========
Net Loss from Operations                   $ (30)          $ -          $(4,550)          $ -          $(29,141)
                                         =======       =======          ========      =======          ========
Weighted average number of
  shares outstanding                     225,000       225,000          225,000       225,000

Net Loss Per Share                           $ -           $ -              $ -           $ -
                                         =======       =======          ========      =======

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity
                                  (Unaudited)



                                                                                                               Deficit
                                                                                                              Accumulated
                                                                              Additional                      During the
                                                         Common Stock           Paid-In      Subscription     Development
                                                      Shares        Amount      Capital       Receivable        Stage         Totals
                                                      ------        ------      -------       ----------        -----         ------

Balance -  March 16, 1998                                     -         $ -           $ -             $ -             $ -       $ -

Stock issued for services                               200,000          20         1,980               -               -     2,000
Stock issued for cash                                    25,000           2        24,998         (10,500)                   14,500
Net loss for year                                             -           -             -               -          (2,793)   (2,793)
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 1999                              225,000          22        26,978         (10,500)         (2,793)   13,707
                                                        -------        ----       -------          ------        --------   --------
Cash payment of subscription receivable                       -           -             -          10,250               -    10,250
Net loss for year                                             -           -             -               -          (5,253)   (5,253)
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 2000                              225,000          22        26,978            (250)         (8,046)   18,704
                                                        -------        ----       -------          ------        --------   --------
Net loss for year                                             -           -             -               -         (21,426)  (21,426)
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 2001                              225,000          22        26,978            (250)        (29,472)   (2,722)
                                                        -------        ----       -------          ------        --------   --------
Net income for year                                           -           -             -               -           4,881     4,881
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 2002                              225,000          22        26,978            (250)        (24,591)    2,159
                                                        -------        ----       -------          ------        --------   --------
Net loss for period                                           -           -             -               -          (4,550)   (4,550)
                                                        -------        ----       -------          ------        --------   --------
Balance - October 31, 2002                              225,000        $ 22       $26,978          $ (250)       $(29,141)  $(2,391)
                                                        =======        ====       =======          ======        ========   ========

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                  March 16, 1998
                                                                    Six Months Ended               (Inception) to
                                                                       October 31,                 October 31,
                                                                 2002                2001             2002
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                       $ (4,550)              $ -         $ (29,141)
  Non-cash items included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                         -                 -                 -
                                                                   --------             -----         ---------
                                                                          -                 -                 -
                                                                   --------             -----         ---------
Net Cash Used in Operating Activities                                (4,550)                -           (27,141)
                                                                   --------             -----         ---------
Cash Flow From Financing Activities:
  Advances from stockholder                                               -                 -             8,200
  Payment of advances                                                     -                 -            (5,100)
  Issuance of common stock                                                -                 -            24,750
                                                                   --------             -----         ---------
  Net Cash Provided By Financing Activities                               -                 -            27,850
                                                                   --------             -----         ---------
Increase (Decrease) in Cash                                          (4,550)                -               709

Cash and Cash Equivalents - Beginning of period                       5,259               378                 -
                                                                   --------             -----         ---------
Cash and Cash Equivalents - End of period                             $ 709             $ 378             $ 709
                                                                   ========             =====         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -               $ -               $ -
                                                                   ========             =====         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                   ========             =====         =========

See accountant's review report.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2002, and the results of operations for the three months and six months periods ended October 31, 2002 and 2001, and cash flows for the six months ended October 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $29,141.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 31, 2002 COMPARED TO SAME QUARTER IN 2001.

     The Company had no revenues in the period in 2002 or 2001. The Company has been studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company is also seeking financing for an attempt to equip a low power television station license for Internet access. The Company incurred operations expenses of $30 in 2002 and none in 2001 in the quarter. The Company had a loss on operations of ($30) in 2002 compared to none in 2001 in the quarter. The loss per share was nominal in 2002 and 2001 respectively.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2002 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2001

     The Company had no revenues in the period in 2002 or 2001. The Company had expenses of $4,550 and none in the periods in 2002 and 2001, respectively. The Company had a net loss of ($4.450) in the six month period in 2002 compared to no net loss in the same period in 2001. The loss per share for the six month period was less than ($.01) in 2002 and none in 2001.

     The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has only $289 in cash as of October 31, 2002, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $3,100, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of October 31, 2002 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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