Form 10QSB
period 2003-01-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-23
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2003                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of January 31, 2003

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)

                              Financial Statements
                For the Nine Month Period Ended January 31, 2003
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. (a Development Stage Company) as of January 31, 2003 and the related statements of operations for the three month and nine month periods ended January 31, 2003 and 2002, and the cash flows for the nine months ended January 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                          January 31,    April 30,
                                                                           2003            2002
                                                                        ------------    ------------
ASSETS:

Current Assets:
  Cash                                                                        $ 679          $5,259
                                                                        ------------    ------------

TOTAL ASSETS                                                                  $ 679          $5,259
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                              $ -             $ -
  Advances from stockholders                                                  3,100           3,100
                                                                        ------------    ------------

TOTAL LIABILITIES                                                             3,100           3,100
                                                                        ------------    ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22              22
  Additional paid-in capital                                                 26,978          26,978
  Subscription receivable                                                      (250)           (250)
  Deficit accumulated during the development stage                          (29,171)        (24,591)
                                                                        ------------    ------------

Total Stockholders' Equity                                                   (2,421)          2,159
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 679          $5,259
                                                                        ============    ============

See accountant's review report


                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage company)
                            Statements of Operations
                                  (Unaudited)

                                         Three Months Ended              Nine Months Ended           March 16, 1998
                                            January 31,                    January 31,                (Inception) to
                                         2003          2002             2003          2002           January 31, 2003
                                         ----          ----             ----          ----           ----------------


INCOME                                       $ -           $ -              $ -            $ -          $25,000


OPERATING EXPENSES:
Professional Fees                              -             -            4,500              -           50,545
Bank Charges                                  30            89               80             89              365
Telephone                                      -             -                -              -               50
Entertainment                                  -             -                -              -               38
Travel                                         -             -                -              -            3,173
                                         -------       -------          --------       -------         --------
Total Operating Expenses                      30            89            4,580             89           54,171
                                         -------       -------          --------       -------         --------
Net Loss from Operations                   $ (30)        $ (89)         $(4,580)         $ (89)        $(29,171)
                                         =======       =======          ========       =======         ========
Weighted average number of
  shares outstanding                     225,000       225,000          225,000        225,000

Net loss per share                       *             *                *              *
                                         =======       =======          ========       =======
* - less than $.001 per share

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity
                                  (Unaudited)



                                                                                                               Deficit
                                                                                                              Accumulated
                                                                              Additional                      During the
                                                         Common Stock           Paid-In      Subscription     Development
                                                      Shares        Amount      Capital       Receivable        Stage         Totals
                                                      ------        ------      -------       ----------        -----         ------

Balance -  March 16, 1998                                     -         $ -           $ -             $ -             $ -       $ -

Stock issued for services                               200,000          20         1,980               -               -     2,000
Stock issued for cash                                    25,000           2        24,998         (10,500)                   14,500
Net loss for year                                             -           -             -               -          (2,793)   (2,793)
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 1999                              225,000          22        26,978         (10,500)         (2,793)   13,707
                                                        -------        ----       -------          ------        --------   --------
Cash payment of subscription receivable                       -           -             -          10,250               -    10,250
Net loss for year                                             -           -             -               -          (5,253)   (5,253)
                                                        -------        ----       -------          -------       --------   --------
Balance -   April 30, 2000                              225,000          22        26,978            (250)         (8,046)   18,704
                                                        -------        ----       -------          ------        --------   --------
Net loss for year                                             -           -             -               -         (21,426)  (21,426)
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 2001                              225,000          22        26,978            (250)        (29,472)   (2,722)
                                                        -------        ----       -------          ------        --------   --------
Net loss for year                                             -           -             -               -           4,881     4,881
                                                        -------        ----       -------          ------        --------   --------
Balance -   April 30, 2002                              225,000          22        26,978            (250)        (24,591)    2,159
                                                        -------        ----       -------          ------        --------   --------
Net loss for period                                           -           -             -               -          (4,580)   (4,580)
                                                        -------        ----       -------          ------        --------   --------
Balance - January 31, 2003                              225,000        $ 22       $26,978          $ (250)       $(29,171)  $(2,421)
                                                        =======        ====       =======          ======        ========   ========

See accountant's reveiw report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                  March 16, 1998
                                                                    Nine Months Ended             (Inception) to
                                                                         January 31,                January 31,
                                                                 2003                2002             2003
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                       $ (4,580)            $ (89)        $ (29,171)
  Non-cash items included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                         -                 -                 -
                                                                   --------             -----         ---------
                                                                          -                 -                 -
                                                                   --------             -----         ---------
Net Cash Used in Operating Activities                                (4,580)              (89)          (27,171)
                                                                   --------             -----         ---------
Cash Flow From Financing Activities:
  Advances from stockholders                                              -                 -             8,200
  Payment of advances                                                     -                 -            (5,100)
  Issuance of common stock                                                -                 -            24,750
                                                                   --------             -----         ---------
  Net Cash Provided By Financing Activities                               -                 -            27,850
                                                                   --------             -----         ---------
Increase (Decrease) in Cash                                          (4,580)              (89)              679

Cash and Cash Equivalents - Beginning of period                       5,259               378                 -
                                                                   --------             -----         ---------
Cash and Cash Equivalents - End of period                             $ 679             $ 289             $ 679
                                                                   ========             =====         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -               $ -               $ -
                                                                   ========             =====         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                   ========             =====         =========

See accountant's review report

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2003, and the results of operations for the three months and nine months periods ended January 31, 2003 and 2002, and cash flows for the nine months ended January 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $29,171.

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


Part I:  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2003 COMPARED TO SAME PERIOD ENDED JANUARY 31, 2002.

     The Company had no revenues in the period in 2003 or 2002. The Company is also seeking financing for an attempt to equip a low power television station license for Internet access. The Company incurred operations expenses of $30 in 2003 and $89 in 2002 in the quarter. The Company had a loss on operations of ($30) in 2003 compared to ($89) in 2002 in the quarter. The loss per share was less than ($.0001) and ($.0001) in 2003 and 2002 respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2003 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2002

     The Company had no revenues in the period in 2003 or 2002. The Company had expenses of $4,580 and $89 in the periods in 2003 and 2002, respectively. The Company had a net loss of ($4,580) in the nine month period in 2003 compared to a net loss of ($89) in the same period in 2002. The loss per share for the nine month period was less than ($.002) in 2003 and ($.0) in 2002.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

         The Company has only $679 in cash as of January 31, 2003, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 31, 2003 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Date: November 15, 2004


                                     COLORADO COMMUNITY BROADCASTING, INC.


                                     Madhava Rao Mankal
                                     -------------------------------------------
                                     Chief Financial Officer