Form 10KSB/A
period 2003-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-23
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

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

   Option/SAR Grants Table (None)

   Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

   Long Term Incentive Plans - Awards in Last Fiscal Year (None)

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------


         The following table sets forth information, as of April 30, 2002, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

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