Form 10KSB
period 2003-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-24
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2003

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

There were 225,000 shares of the Registrant's common stock outstanding as of April 30, 2003.

The aggregate market value of the 225,000 shares of voting common stock held by non-affiliates of the Registrant is approximately $0 on April 30, 2003.

The registrants revenues in the fiscal year were none.

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

                                     PART I

Item 1.  BUSINESS
         --------

         History
         -------

         Colorado Community Broadcasting, Inc. (the "Company") was formed on June 23, 1998. The Company contracted to purchase a low power television license and station serving Estes Park, Colorado. It planned to operate the station to broadcast local programming mixed with appropriate national programming. The Company was unable to complete purchase arrangements and withdrew from the contract.

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

The Company sold its Monroe County contract for $25,000 in 2002.

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

         The Company was unsuccessful in achieving operations of LPTV opportunities.



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

         As of April 30, 2003, the Company was not a party to any legal proceedings.

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


     As of April 30, 2003, there were 16 record holders of the Company's common Stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company had total assets of $649 in cash at year-end and liabilities of $3100. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations Year ended April 31, 2003 compared to year ended April 30, 2002.
--------------------------------------------------------------------------------

     The Company had no revenues for the year ended April 30, 2003 compared to $25,000 from sale of its Monroe County LPTV contract to a third party for the year ended April 30, 2002. While the company sought business opportunities in the low power television station business in the year, its attempts were unsuccessful. The company incurred $4,610 in administrative expenses in year ended April 30, 2003 compared to $20,119 in the year ended April 30, 2002.

In the year ended April 30, 2003, the Company had a loss of ($4,610) attributable to administrative expense compared to the prior year's profit of $4,881 from the sale of the Monroe County LPTV station compared. Net loss per share in year ended April 30, 2003 was ($.02) per share compared to a profit for the year ended April 30, 2002 of $.02 per share.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $3,100 all of which is current, no cash, minimal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year.



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

Item 8a.  Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as April 30, 2003 (evaluation date and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

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

                                    PART III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a)

The directors and executive officers of the Company as of April 30, 2003, are as follows:

  Name              Age      Position                           Term
  ----              ---      --------                           ----
Adelisa Shwayder     62       Secretary/Treasurer and Director   Annual

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

         1. The following people did not file reports under Section 16(a) during the fiscal year:

         a.   Victor F. Mantecone       President and Director
         b.   Adelisa Shwayder          Secretary and Director
         c.   Wesley F. Whiting         Director


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2003. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

   Option/SAR Grants Table (None)

   Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

   Long Term Incentive Plans - Awards in Last Fiscal Year (None)

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2003, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                          Number of        Percentage of
                  Name                   Shares Owned           Class
------------------------------------   ----------------  --------------


Adelisa Shwayder                             200,000              88%
Officers and Directors as a group            200,000              88%





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

Transactions with Management and Others
---------------------------------------

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except a management fee of $4,500 was paid to the husband of the President and sole Director during the year.

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

COLORADO COMMUNITY BROADCASTING, INC.
(Registrant)

Date:  November 24, 2004
                                         /s/Daniel Medina
                                         ------------------------------
                                         Daniel Medina, President

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)

                              Financial Statements
                       Years Ended April 30, 2003 and 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Colorado Community Broadcasting, Inc. (A Development Stage Company) as of April 30, 2003 and 2002, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period from March 16, 1998 (inception) to April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Community Broadcasting, Inc. at April 30, 2003, and the results of their operations and their cash flows for the years ended April 30, 2003 and 2002 and for the period from March 16, 1998 (inception) to April 30, 2003 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC



                      COLORADO COMMUNITY BROADCASTING,INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,



                                                                           2003               2002
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                        $ 649             $5,259
                                                                        ------------      -------------

TOTAL ASSETS                                                                  $ 649             $5,259
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                              $ -                $ -
  Advances from stockholders                                                  3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             3,100              3,100
                                                                        ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (29,201)           (24,591)
                                                                        ------------      -------------

Total Stockholders' Equity                                                   (2,451)             2,159
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 649             $5,259
                                                                        ============      =============

The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                                            March 16, 1998
                                                           For the Year Ended               (Inception) to
                                                               April 30,                       April 30,
                                                       2003                 2002                 2003
                                                       ----                 ----                 ----


INCOME                                                       $ -              $ 25,000             $ 25,000


OPERATING EXPENSES:
Professional Fees                                          4,500                20,000               50,545
Bank Charges                                                 110                   119                  395
Telephone                                                      -                     -                   50
Entertainment                                                  -                     -                   38
Travel                                                         -                     -                3,173
                                                        --------              --------            ---------
Total Operating Expenses                                   4,610                20,119               54,201
                                                        --------              --------            ---------
Net Loss from Operations                                $ (4,610)              $ 4,881            $ (29,201)
                                                        ========              ========            =========
Weighted average number of
  shares outstanding                                     225,000               225,000
                                                        ========              ========
Net Loss Per Share                                       $ (0.02)               $ 0.02
                                                        ========              ========
* Less than $0.01 per share

The accompanying notes are an integral part of these finacial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                 Statements of Changes in Stockholders' Equity
                 For the Period March 16, 1998 to April 30, 2003


                                                                                                               Deficit
                                                                                                              Accumulated
                                                                              Additional                      During the
                                                         Common Stock           Paid-In      Subscription     Development
                                                      Shares        Amount      Capital       Receivable        Stage         Totals
                                                      ------        ------      -------       ----------        -----         ------

Balance -  March 16, 1998                                     -         $ -           $ -             $ -             $ -       $ -

Stock issued for services                               200,000          20         1,980               -               -     2,000
Stock issued for cash                                    25,000           2        24,998         (10,500)              -    14,500
Net loss for year                                             -           -             -               -          (2,793)   (2,793)
                                                        -------       -----       -------         -------        --------  ---------
Balance -   April 30, 1999                              225,000          22        26,978         (10,500)         (2,793)   13,707
                                                        -------       -----       -------         -------        --------  ---------
Cash payment of subscription receivable                       -           -             -          10,250               -    10,250
Net loss for year                                             -           -             -               -          (5,253)   (5,253)
                                                        -------       -----       -------         -------        --------  ---------
Balance -   April 30, 2000                              225,000          22        26,978            (250)         (8,046)   18,704
                                                        -------       -----       -------         -------        --------  ---------
Net loss for year                                             -           -             -               -         (21,426)  (21,426)
                                                        -------       -----       -------         -------        --------  ---------
Balance -   April 30, 2001                              225,000          22        26,978            (250)        (29,472)   (2,722)
                                                        -------       -----       -------         -------        --------  ---------
Net income for year                                           -           -             -               -           4,881     4,881
                                                        -------       -----       -------         -------        --------  ---------
Balance -   April 30, 2002                              225,000          22        26,978            (250)        (24,591)    2,159
                                                        -------       -----       -------         -------        --------  ---------
Net loss for year                                             -           -             -               -          (4,610)   (4,610)
                                                        -------       -----       -------         -------        --------  ---------
Balance -   April 30, 2003                              225,000        $ 22       $26,978          $ (250)       $(29,201) $ (2,451)
                                                        =======       =====       =======         =======        ========  =========

The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                Indirect Method

                                                                                                  March 16, 1998
                                                                   For the Year Ended             (Inception) to
                                                                       April 30,                     April 30,
                                                                 2003                2002             2003
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                       $ (4,610)          $ 4,881         $ (29,201)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash item included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                         -                 -                 -
                                                                   --------           -------         ---------
                                                                          -                 -                 -
                                                                   --------           -------         ---------
Net Cash Used in Operating Activities                                (4,610)            4,881           (27,201)
                                                                   --------           -------         ---------
Cash Flow From Financing Activities:
  Advances from stockholders                                              -                 -             3,100
  Issuance of common stock                                                -                 -            24,750
                                                                   --------           -------         ---------
  Net Cash Provided By Financing Activities                               -                 -            27,850
                                                                   --------           -------         ---------
Increase (Decrease) in Cash                                          (4,610)            4,881               649

Cash and Cash Equivalents - Beginning of period                       5,259               378                 -
                                                                   --------           -------         ---------
Cash and Cash Equivalents - End of period                             $ 649           $ 5,259             $ 649
                                                                   ========           =======         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -               $ -               $ -
                                                                   ========           =======         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                   ========           =======         =========

The accompanying notes are an integral part of these financial statements.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2003 and 2002


NOTE 1 - ORGANIZATION:

         Nature of Operations

          Colorado Community Broadcasting, Inc. (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company is primarily engaged in raising capital funds from investors and contracting to purchase a low power television license and station.

         The Company's fiscal year end is April 30.

         Going Concern:

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


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2003 and 2002


         NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)
                 ------------------------------------------

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                         $29,201
            Valuation allowance for deferred tax assets              (29,201)
                                                                     -------
         Net deferred tax assets                                     $     -
                                                                     =======

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2003, the Company had net operating loss carryforwards of approximately $29,201 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2003 and 2002



NOTE 4 - ADVANCES FROM STOCKHOLDERS:

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