Form 10QSB
period 2004-01-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-24
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2004                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of January 31, 2004

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)

                              Financial Statements
                For the Nine Month Period Ended January 31, 2004
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. (a Development Stage Company) as of January 31, 2004 and the related statements of operations for the three month periods ended January 31, 2004 and 2003, and the cash flows for the three months ended January 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of April 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004



                     COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage company)
                                 Balance Sheets
                                  (Unaudited)

                                                                          January 31,    April 30,
                                                                           2004            2003
                                                                        ------------    ------------
ASSETS:

Current Assets:
  Cash                                                                          $ -           $ 649
                                                                        ------------    ------------

TOTAL ASSETS                                                                    $ -           $ 649
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                              $ -             $ -
  Advances from stockholders                                                  3,100           3,100
                                                                        ------------    ------------

TOTAL LIABILITIES                                                             3,100           3,100
                                                                        ------------    ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22              22
  Additional paid-in capital                                                 26,978          26,978
  Subscription receivable                                                      (250)           (250)
  Deficit accumulated during the development stage                          (29,850)        (29,201)
                                                                        ------------    ------------

Total Stockholders' Equity                                                   (3,100)         (2,451)
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ -           $ 649
                                                                        ============    ============

See accountant's review report



                     COLORADO COMMUNITY BRAODCASTING, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                         Three Months Ended              Nine Months Ended           March 16, 1998
                                            January 31,                    January 31,               (Inception) to
                                         2004          2003             2004          2003           January 31, 2004
                                         ----          ----             ----          ----           ----------------



INCOME                                       $ -           $ -              $ -            $ -          $25,000


OPERATING EXPENSES:
Professional Fees                            558             -              558          4,500           51,103
Bank Charges                                  10            30               91             80              486
Telephone                                      -             -                -              -               50
Entertainment                                  -             -                -              -               38
Travel                                         -             -                -              -            3,173
                                         -------       -------          --------       -------         --------
Total Operating Expenses                     568            30              649          4,580           54,850
                                         -------       -------          --------       -------         --------
Net Loss from Operations                  $ (568)        $ (30)          $ (649)       $(4,580)        $(29,850)
                                         =======       =======          ========       =======         ========
Weighted average number of
  shares outstanding                     225,000       225,000          225,000        225,000

Net loss per share                          *             *                *           $ (0.02)
                                         =======       =======          ========       =======
* - less than $.001 per share

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash flows
                                  (Unaudited)
                                Indirect Method


                                                                                                 Deficit
                                                                                               Accumulated
                                                            Additional                         During the
                                      Common Stock            Paid-In       Subscription       Development
                                   Shares       Amount        Capital        Receivable           Stage            Totals
                                   ------       ------        -------        ----------           -----            ------

Balance -  March 16, 1998                  -         $ -            $ -               $ -                $ -             $ -

Stock issued for services            200,000          20          1,980                 -                  -           2,000
Stock issued for cash                 25,000           2         24,998           (10,500)                            14,500
Net loss for year                          -           -              -                 -             (2,793)         (2,793)
                                     -------        ----        -------           -------          ---------        --------
Balance -   April 30, 1999           225,000          22         26,978           (10,500)            (2,793)         13,707
                                     -------        ----        -------           -------          ---------        --------
Cash payment of subscription
receivable                                 -           -              -            10,250                  -          10,250
Net loss for year                          -           -              -                 -             (5,253)         (5,253)
                                     -------        ----        -------           -------          ---------        --------
Balance -   April 30, 2000           225,000          22         26,978              (250)            (8,046)         18,704
                                     -------        ----        -------           -------          ---------        --------
Net loss for year                          -           -              -                 -            (21,426)        (21,426)
                                     -------        ----        -------           -------          ---------        --------
Balance -   April 30, 2001           225,000          22         26,978              (250)           (29,472)         (2,722)
                                     -------        ----        -------           -------          ---------        --------
Net income for year                        -           -              -                 -              4,881           4,881
                                     -------        ----        -------           -------          ---------        --------
Balance -   April 30, 2002           225,000          22         26,978              (250)           (24,591)          2,159
                                     -------        ----        -------           -------          ---------        --------
Net loss for year                          -           -              -                 -             (4,610)         (4,610)
                                     -------        ----        -------           -------          ---------        --------
Balance -   April 30, 2003           225,000          22         26,978              (250)           (29,201)         (2,451)
                                     -------        ----        -------           -------          ---------        --------
Net loss for period                        -           -              -                 -               (649)           (649)
                                     -------        ----        -------           -------          ---------        --------
Balance - January 31, 2004           225,000        $ 22        $26,978            $ (250)         $ (29,850)       $ (3,100)
                                     =======        ====        =======           =======          =========        ========

See accountant' review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method

                                                                                                  March 16, 1998
                                                                    Nine Months Ended             (Inception) to
                                                                        January 31,                 January 31,
                                                                 2004                2003             2004
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                         $ (649)         $ (4,580)        $ (29,850)
  Non-cash items included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                         -                 -                 -
                                                                     ------          --------         ---------
                                                                          -                 -                 -
                                                                     ------          --------         ---------
Net Cash Used in Operating Activities                                  (649)           (4,580)          (27,850)
                                                                     ------          --------         ---------
Cash Flow From Financing Activities:
  Proceeds from short-term borrowings                                     -                 -             8,200
  Payment of short-term borrowings                                        -                 -            (5,100)
  Issuance of common stock                                                -                 -            24,750
                                                                     ------          --------         ---------
  Net Cash Provided By Financing Activities                               -                 -            27,850
                                                                     ------          --------         ---------
Increase (Decrease) in Cash                                            (649)           (4,580)                -

Cash and Cash Equivalents - Beginning of period                         649             5,259                 -
                                                                     ------          --------         ---------
Cash and Cash Equivalents - End of period                               $ -             $ 679               $ -
                                                                     ======          ========         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -               $ -               $ -
                                                                     ======          ========         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                     ======          ========         =========

See accountant's review report.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2004, and the results of operations for the three month and nine month period ended January 31, 2004 and 2003, and cash flows for the nine months ended January 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2003.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $29,850.

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


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2004 COMPARED TO SAME PERIOD ENDED JANUARY 31, 2003.

     The Company had no revenues in the period in 2004 or 2003. The Company incurred operations expenses of $568 in 2004 and $30 in 2003 in the quarter. The Company had a loss on operations of ($568) in 2004 compared to ($30) in 2003 in the quarter. The loss per share was less than ($.002) and ($.0001) in 2004 and 2003 respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2004 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2003

     The Company had no revenues in the period in 2004 or 2003. The Company had expenses of $649 and $4,580 in the periods in 2004 and 2003, respectively. The Company had a net loss of ($649) in the nine month period in 2004 compared to a net loss of ($4,580) in the same period in 2003. The loss per share for the nine month period was less than ($.002) in 2004 and ($.002) in 2003.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company had $0 in cash as of January 31, 2004, which is insufficient for any operations. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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