Form 10QSB
period 2004-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-11-24
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
July 31, 2004                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of July 31, 2004

                      Colorado Community Broadcasting, Inc.
                          (A Development Stage Company)

                              Financial Statements
                 For the Three Month Period Ended July 31, 2004
                                   (Unaudited)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Denver, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. (a Development Stage Company) as of July 31, 2004 and the related statements of operations for the three month periods ended July 31, 2004 and 2003, and the cash flows for the three months ended July 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of April 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets




                                                                         July 31,          April 30,
                                                                           2004               2004
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                          $ -                $ -
                                                                        ------------      -------------

TOTAL ASSETS                                                                    $ -                $ -
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                              $ -                $ -
  Advances from stockholders                                                  3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             3,100              3,100
                                                                        ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (29,850)           (29,850)
                                                                        ------------      -------------

Total Stockholders' Equity                                                   (3,100)            (3,100)
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ -                $ -
                                                                        ============      =============

See accountant's review report


                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations


                                                                                            March 16, 1998
                                                           Three Months Ended               (Inception) to
                                                              July 31,                         July 31,
                                                       2004                 2003                 2004
                                                       ----                 ----                 ----


INCOME                                                       $ -                   $ -             $ 25,000


OPERATING EXPENSES:
Professional Fees                                              -                     -               51,103
Bank Charges                                                                        36                  486
Telephone                                                      -                     -                   50
Entertainment                                                  -                     -                   38
Travel                                                         -                     -                3,173
                                                         -------               -------            ---------
Total Operating Expenses                                       -                    36               54,850
                                                         -------               -------            ---------
Net Loss from Operations                                     $ -                 $ (36)           $ (29,850)
                                                         =======               =======            =========
Weighted average number of
  shares outstanding                                     225,000               225,000

Net Loss Per Share                                           $ -                   $ -
                                                         =======               =======
* Less than $0.01 per share


See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity


                                                                                                    Deficit
                                                                                                    Accumulated
                                                                        Additional                 During the
                                                   Common Stock          Paid-In     Subscription   Development
                                               Shares        Amount      Capital      Receivable     Stage        Totals
                                               ------        ------      -------      ----------     -----        ------

Balance -  March 16, 1998                             -           $ -          $ -          $ -           $ -          $ -

Stock issued for services                       200,000            20        1,980            -             -        2,000
Stock issued for cash                            25,000             2       24,998      (10,500)            -       14,500
Net loss for year                                     -             -            -            -        (2,793)      (2,793)
                                                -------          ----      -------      -------      --------      -------
Balance -   April 30, 1999                      225,000            22       26,978      (10,500)       (2,793)      13,707
                                                -------          ----      -------      -------      --------      -------
Cash payment of subscription receivable               -             -            -       10,250             -       10,250
Net loss for year                                     -             -            -            -        (5,253)      (5,253)
                                                -------          ----      -------      -------      --------      -------
Balance -   April 30, 2000                      225,000            22       26,978         (250)       (8,046)      18,704
                                                -------          ----      -------      -------      --------      -------
Net loss for year                                     -             -            -            -       (21,426)     (21,426)
                                                -------          ----      -------      -------      --------      -------
Balance -   April 30, 2001                      225,000            22       26,978         (250)      (29,472)      (2,722)
                                                -------          ----      -------      -------      --------      -------
Net income for year                                   -             -            -            -         4,881        4,881
                                                -------          ----      -------      -------      --------      -------
Balance -   April 30, 2002                      225,000            22       26,978         (250)      (24,591)       2,159
                                                -------          ----      -------      -------      --------      -------
Net loss for year                                     -             -            -            -        (4,610)      (4,610)
                                                -------          ----      -------      -------      --------      -------
Balance -   April 30, 2003                      225,000            22       26,978         (250)      (29,201)      (2,451)
                                                -------          ----      -------      -------      --------      -------
Net loss for year                                     -             -            -            -          (649)        (649)
                                                -------          ----      -------      -------      --------      -------
Balance -   April 30, 2004                      225,000          $ 22      $26,978       $ (250)     $(29,850)     $ (3,100)
                                                =======          ====      =======      =======      ========
Net loss for the period                               -             -            -            -             -            -
                                                -------          ----      -------      -------      --------      -------
Balance -   July 31, 2004                       225,000          $ 22      $26,978       $ (250)     $(29,850)     $ (3,100)
                                                =======          ====      =======      =======      ========      ========

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                Indirect Method


                                                                                                   March 16, 1998
                                                                     Three Months Ended            (Inception) to
                                                                          July 31,                   July 31,
                                                                    2004              2003             2004
                                                                    ----              ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                                                          $ (29,850)
  Adjustments to reconcile net loss to net cash
    used in operating activities:                                         $ -            $ (36)
  Non-cash item included in loss:
    Stock issued for services                                               -                -            2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                           -                -                -
                                                                          ---            -----        ---------
                                                                            -                -                -
                                                                          ---            -----        ---------
Net Cash Used in Operating Activities                                       -              (36)         (27,850)
                                                                          ---            -----        ---------
Cash Flow From Financing Activities:
  Proceeds (payments) to/from advances from stockholders                    -                -            3,100
  Issuance of common stock                                                  -                -           24,750
                                                                          ---            -----        ---------
  Net Cash Provided By Financing Activities                                 -                -           27,850
                                                                          ---            -----        ---------
Increase (Decrease) in Cash                                                 -              (36)               -

Cash and Cash Equivalents - Beginning of period                             -              649                -
                                                                          ---            -----        ---------
Cash and Cash Equivalents - End of period                                 $ -            $ 613              $ -
                                                                          ===            =====        =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                           $ -              $ -              $ -
                                                                          ===            =====        =========
  Taxes paid                                                              $ -              $ -              $ -
                                                                          ===            =====        =========

See accountants review report

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2004, and the results of operations for the three month ended July 31, 2004 and 2003, and cash flows for the three months ended July 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2004.

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

Part I:  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2004 COMPARED TO SAME PERIOD ENDED JULY 31, 2003.

     The Company incurred operations expenses of $0 in 2004 and $36 in 2003 in the quarter. The Company had a loss on operations of ($0) in 2004 compared to ($36) in 2003 in the quarter. The loss per share was less than ($.0) and ($.0) in 2004 and 2003 respectively.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company had $0 in cash as of July 31, 2004, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of July 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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