Form 10KSB
period 2004-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-12-07
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                        Fiscal Year Ended April 30, 2004

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

There were 225,000 shares of the Registrant's common stock outstanding as of April 30, 2004.

The aggregate market value of the 225,000 shares of voting common stock held by non-affiliates of the Registrant is approximately $0 on April 30, 2004.

The registrants revenues in the fiscal year were none.

                                TABLE OF CONTENTS

PART I

        Item 1.   Description of Business                                      1
        Item 2.   Description of Property                                      1
        Item 3.   Legal Proceedings                                            2
        Item 4.   Submission of Matters to a Vote of Security Holders          2

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                      2
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                    3
        Item 7.   Financial Statements                                         4
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                          4
        Item 8a.  Controls and Procedures                                      5

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                                 5
        Item 10.  Executive Compensation                                       6
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                   7
        Item 12.  Certain Relationships and Related Transactions               7
        Item 13.  Exhibits and Reports on Form 8-K                             8
        Item 14.  Principal Accountant Fees and Services                       9

SIGNATURES                                                                    10

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

The Company sold its Monroe County contract for $25,000 in 2002.

Business
--------

At April 30, 2004 the Company had no business operations, and was seeking a business and capital to attempt to operate.


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

         As of April 30, 2004, the Company was not a party to any legal proceedings.

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

                  FY     2004               High          Low
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *

                  FY      2003              High          Low
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *

*Not Quoted

     As of April 30, 2004, there were 16 record holders of the Company's common Stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

     The Company had total assets of $0 in cash at year-end and liabilities of $9,848. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations Year ended April 31, 2004 compared to year ended April 30, 2003.
--------------------------------------------------------------------------------

The Company had no revenues or operations  for the year ended April 30, 2004 and
for year ended April 30, 2003.    The  company  incurred  $7,149 in  operating
expenses in year ended April 30, 2004 compared to $4,610 in the year ended April 30, 2003.

In the year ended April 30, 2004, the Company had an operating loss of ($7,397) after interest accrual of $248 compared `to the prior year's loss of ($4,610). Net loss per share in year ended April 30, 2004 was ($.03) per share compared to a loss in the prior fiscal year of ($.02) per share.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $9,848 all of which is current, no cash, minimal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

Item 8a.  Controls and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as April 30, 2004 (evaluation date and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

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

                                    PART III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a)

The directors and executive officers of the Company as of April 30, 2004, are as follows:

  Name              Age      Position                           Term
  ----              ---      --------                           ----
Adelisa Shwayder     64      President and Director            Annual

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

         1. The following person did not file reports under Section 16(a) during the fiscal year:


         a.   Adelisa Shwayder          President and Director


Item 10. Executive Compensation
         ----------------------

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2004. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

   Option/SAR Grants Table (None)

   Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR value (None)

   Long Term Incentive Plans - Awards in Last Fiscal Year (None)

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2004, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

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


         Audit Fees. MJC is billing the Company $6,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended April 30, 2002, April 30, 2003 and April 30, 2004 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended July 31, 2002, October 31, 2002, January 31, 2003, July 31, 2003, October 31, 2003, January 31, 2004 and July 31, 2004.

         There were no audit related fees in 2002, 2003 or 2004. There were no tax fees or other fees in 2002, 2003 or 2004 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002, 2003 and 2004.

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

COLORADO COMMUNITY BROADCASTING, INC.
(Registrant)

Date:  November 24, 2004
                                         /s/Daniel Medina
                                         ------------------------------
                                         Daniel Medina, President

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)

                              Financial Statements
                       Years Ended April 30, 2004 and 2003

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Colorado Community Broadcasting, Inc. (A Development Stage Company) as of April 30, 2004 and 2003, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period from March 16, 1998 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States, and standards of PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Community Broadcasting, Inc. at April 30, 2004, and the results of their operations and their cash flows for the year ended April 30, 2004 and 2003 and for the period from March 16, 1998 (inception) to April 30, 2004 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                   April 30,





                                                                           2004               2003
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                          $ -              $ 649
                                                                        ------------      -------------

TOTAL ASSETS                                                                    $ -              $ 649
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses                                      $6,748                $ -
  Advances from stockholders                                                  3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             9,848              3,100
                                                                        ------------      -------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (36,598)           (29,201)
                                                                        ------------      -------------

Total Stockholders' Deficit                                                  (9,848)            (2,451)
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ -              $ 649
                                                                        ============      =============


The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations



                                                                                              March 16, 1998
                                                             For the Year Ended                (Inception) to
                                                                  April 30,                      April 30,
                                                          2004                 2003                 2004
                                                          ----                 ----                 ----


INCOME                                                       $ -                   $ -             $ 25,000


OPERATING EXPENSES:
Professional Fees                                          7,058                 4,500               57,603
Bank Charges                                                  91                   110                  486
Telephone                                                      -                     -                   50
Entertainment                                                  -                     -                   38
Travel                                                         -                     -                3,173
                                                        --------              --------            ---------
Total Operating Expenses                                   7,149                 4,610               61,350
                                                        --------              --------            ---------
OTHER INCOME (EXPENSES)
Interest expense                                            (248)                    -                 (248)
                                                        --------              --------            ---------
NET LOSS                                                $ (7,397)             $ (4,610)           $ (36,598)
                                                        ========              ========            =========
Weighted average number of
  shares outstanding                                     225,000               225,000
                                                        ========              ========
Net Loss Per Share                                       $ (0.03)              $ (0.02)
                                                        ========              ========
* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Deficit


                                                                                            Deficit
                                                                                          Accumulated
                                                                  Additional                During the  Stockholders'
                                              Common Stock         Paid-In    Subscription  Development   Deficit
                                          Shares       Amount      Capital    Receivable      Stage       Totals
                                          ------       ------      -------    ----------      -----       ------


Balance -  March 16, 1998                        -          $ -         $ -         $ -         $ -          $ -

Stock issued for services                  200,000           20       1,980           -           -        2,000
Stock issued for cash                       25,000            2      24,998     (10,500)          -       14,500
Net loss for year                                -            -           -           -      (2,793)      (2,793)
                                           -------         ----     -------     -------    --------      -------
Balance -   April 30, 1999                 225,000           22      26,978     (10,500)     (2,793)      13,707
                                           -------         ----     -------     -------    --------      -------
Cash payment of subscription receivable          -            -           -      10,250           -       10,250
Net loss for year                                -            -           -           -      (5,253)      (5,253)
                                           -------         ----     -------     -------    --------      -------
Balance -   April 30, 2000                 225,000           22      26,978        (250)     (8,046)      18,704
                                           -------         ----     -------     -------    --------      -------
Net loss for year                                -            -           -           -     (21,426)     (21,426)
                                           -------         ----     -------     -------    --------      -------
Balance -   April 30, 2001                 225,000           22      26,978        (250)    (29,472)      (2,722)
                                           -------         ----     -------     -------    --------      -------
Net income for year                              -            -           -           -       4,881        4,881
                                           -------         ----     -------     -------    --------      -------
Balance -   April 30, 2002                 225,000           22      26,978        (250)    (24,591)       2,159
                                           -------         ----     -------     -------    --------      -------
Net loss for year                                -            -           -           -      (4,610)      (4,610)
                                           -------         ----     -------     -------    --------      -------
Balance -   April 30, 2003                 225,000           22      26,978        (250)    (29,201)      (2,451)
                                           -------         ----     -------     -------    --------      -------
Net loss for year                                -            -           -           -      (7,397)      (7,397)
                                           -------         ----     -------     -------    --------      -------
Balance -   April 30, 2004                 225,000         $ 22     $26,978      $ (250)   $(36,598)     $ (9,848)
                                           =======         ====     =======     =======    ========      ========

The accompanying notes are an integral part of these financial statement.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                Indirect Method


                                                                                                  March 16, 1998
                                                                   For the Year Ended             (Inception) to
                                                                       April 30,                    April 30,
                                                                 2004                2003             2004
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Net (Loss)                                                       $ (7,397)         $ (4,610)        $ (36,598)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash item included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                     6,748                 -             6,748
                                                                   --------          --------         ---------
                                                                      6,748                 -             6,748
                                                                   --------          --------         ---------
Net Cash Used in Operating Activities                                  (649)           (4,610)          (27,850)
                                                                   --------          --------         ---------
Cash Flow From Financing Activities:
  Proceeds (payments) from/to advances                                    -                 -             3,100
  Issuance of common stock                                                -                 -            24,750
                                                                   --------          --------         ---------
  Net Cash Provided By Financing Activities                               -                 -            27,850
                                                                   --------          --------         ---------
Increase (Decrease) in Cash                                            (649)           (4,610)                -

Cash and Cash Equivalents - Beginning of period                         649             5,259                 -
                                                                   --------          --------         ---------
Cash and Cash Equivalents - End of period                               $ -             $ 649               $ -
                                                                   ========          ========         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                         $ -               $ -               $ -
                                                                   ========          ========         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                   ========          ========         =========

The accompanying notes are an integral part of these financial statements.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2004 and 2003


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

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2004 and 2003


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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                         $36,598
            Valuation allowance for deferred tax assets              (36,598)
                                                                     -------
         Net deferred tax assets                                      $    -
                                                                     =======

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2003, the Company had net operating loss carryforwards of approximately $36,598 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                             April 30, 2004 and 2003



NOTE 4 - ADVANCES FROM STOCKHOLDERS:

         Officers of the Company have provided services and advanced cash to the Company in the amount of $3,100 for operations. These advances are unsecured; bear no interest, and due on demand.


NOTE 5 - CAPITAL STOCK TRANSACTIONS:

         The authorized capital stock of the Company is100,000,000 shares of common stock at $.0001 par value. The Company has issued 225,000 shares to sixteen individuals for $25,000 and services.