Form 10QSB
period 2004-10-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2004-12-27
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
October 31, 2004                                             000-27211

                     COLORADO COMMUNITY BROADCASTING, INC.
                         -------------------------------
                              (Name of Registrant)

                  Colorado                             84-1469319
         ------------------------                    --------------------
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

                  225,000 common shares as of October 31, 2004

                      COLORADO COMMUNITY BROADCASTING, INC.

                              Financial Statements
                    For the Six Months Ended October 31, 2004
                                   (Unaudited)

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


To the Board of Directors
Colorado Community Broadcasting, Inc.
Arvada, Colorado

We have reviewed the accompanying balance sheet of Colorado Community Broadcasting, Inc. as of October 31, 2004 and the related statements of operations for the three months and six months ended October 31, 2004 and 2003, and the related cash flows for the six months ended October 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with audited standards generally accepted in the United States and the standards of PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of April 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





Michael Johnson & Co., LLC.
Denver, Colorado
December 22, 2004
/s/Michael Johnson & Co., LLC



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                           October 31,     April 30,
                                                                           2004               2004
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                          $ -                $ -
                                                                        ------------      -------------

TOTAL ASSETS                                                                    $ -                $ -
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses                                     $39,828             $6,748
  Short-term borrowings from stockholders                                     2,000              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                            41,828              9,848
                                                                        ------------      -------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,728             26,978
  Subscription receivable                                                         -               (250)
  Deficit accumulated during the development stage                          (68,578)           (36,598)
                                                                        ------------      -------------

Total Stockholders' Deficit                                                 (41,828)            (9,848)
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ -                $ -
                                                                        ============      =============

See accountant's review report


                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                          Three Months Ended              Six Months Ended                March 16, 1998
                                              October 31,                    October 31,                 (Inception) to
                                          2004           2003            2004           2003             October 31, 2004
                                          ----           ----            ----           ----             ----------------


INCOME                                         $ -           $ -              $ -           $ -          $ 25,000


OPERATING EXPENSES:
Professional Fees                           29,000             -           29,000             -            86,603
Bank Charges                                     -            45                -            81               486
Telephone                                    1,000             -            1,000             -             1,050
Entertainment                                1,000             -            1,000             -             1,038
Travel                                         980             -              980             -             4,153
                                          --------       -------         --------       -------          --------
Total Operating Expenses                    31,980            45           31,980            81            93,330
                                          --------       -------         --------       -------          --------
OTHER INCOME (EXPENSES)
Interest expense                                 -             -                -             -              (248)
                                          --------       -------         --------       -------          --------
Net Loss from Operations                  $(31,980)        $ (45)        $(31,980)        $ (81)         $(68,578)
                                          ========       =======         ========       =======          ========
Weighted average number of
  shares outstanding                       225,000       225,000          225,000       225,000

Net Loss Per Share                         $ (0.14)          $ -          $ (0.14)          $ -
                                          ========       =======         ========       =======

See Accountants review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method

                                                                                                   March 16, 1998
                                                                      Six Months Ended             (Inception) to
                                                                        October 31,                 October 31,
                                                                  2004               2003              2004
                                                                  ----               ----              ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                       $ (31,980)            $ (81)        $ (68,578)
  Non-cash items included in loss:
    Stock issued for services                                              -                 -             2,000
   Changes in assets and liabilities:
    Increase in  accrued expenses                                     33,080                 -            39,828
                                                                   ---------             -----         ---------
                                                                      33,080                 -            39,828
                                                                   ---------             -----         ---------
Net Cash Used in Operating Activities                                  1,100               (81)          (26,750)
                                                                   ---------             -----         ---------
Cash Flow From Financing Activities:
  Proceeds from short-term borrowings                                  2,000                 -            10,200
  Payment of short-term borrowings                                    (3,100)                -            (8,200)
  Issuance of common stock                                                 -                 -            24,750
                                                                   ---------             -----         ---------
  Net Cash Provided By Financing Activities                           (1,100)                -            26,750
                                                                   ---------             -----         ---------
Increase (Decrease) in Cash                                                -               (81)                -

Cash and Cash Equivalents - Beginning of period                            -               649                 -
                                                                   ---------             -----         ---------
Cash and Cash Equivalents - End of period                                $ -             $ 568               $ -
                                                                   =========             =====         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                          $ -               $ -               $ -
                                                                   =========             =====         =========
  Taxes paid                                                             $ -               $ -               $ -
                                                                   =========             =====         =========

See accountant's reveiw report

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2004, and the results of operations for the three months and six months ended October 31, 2004 and 2003, and cash flows for the six months ended October 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2004.


2.       Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $68,578.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004 COMPARED TO SAME PERIOD ENDED OCTOBER 31, 2003.

     The Company had no revenues in the period in 2004 or 2003. The Company was studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company intends to Change its name from Colorado Community Broadcasting, Inc. to Medina International Holdings, Inc. and pursue acquisition or merger candidates. The Company wil seek financing for an attempt to acquire companies . The Company incurred operations expenses of $ 31,980 in 2004 and $45 in 2003 in the quarter. The Company had a loss on operations of ($ 31,980 in 2004 compared to ($45) in 2003 in the quarter. The loss per share was less than ($.0.14) and ($.0) in 2004 and 2003 respectively.


RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2004 COMPARED TO THE SAME PERIOD ENDED OCTOBER 31, 2003


     The Company had no revenues in the period in 2004 or 2003. The Company had expenses of $31,980 and $81 in the periods in 2004 and 2003, respectively. The Company had a net loss of ($31,980) in the six month period in 2004 compared to a net loss of ($81) in the same period in 2003. The loss per share for the six month period was ($0.14) in 2004 and nominal in 2003.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.


LIQUIDITY AND CAPITAL

     The Company has no in cash as of October 31, 2004 which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.


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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $41,828, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of October 31, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS


ITEM 2.           CHANGES IN SECURITIES


     2 Million Shares were committed to be issued to two directors in lieu of accepting to become Directors of the Company.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


       The following matters were presented to the shareholders :
1.     Resignation of Adelisa Shewader as President and Director of the Company.
2.     Appointment of Danny Medina as President and Director
3.     Appointment of Madhava Rao Mankal as CFO and Director


ITEM 5.           OTHER INFORMATION


1.       Dispute with John Shlie was settled by a promissory note for $17K
2.       Dispute with Miles was settled for $2K


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


        8K filed October 18, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   December 23, 2004



                                     COLORADO COMMUNITY BROADCASTING, INC.


                                    /s/ Madhava Rao Mankal
                                     -------------------------------------------
                                     Chief Financial Officer