Form 10KSB/A
period 2004-04-30
COLORADO COMMUNITY BRAODCASTING INC
filed 2005-01-04
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                            Annual Report Pursuant to

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

                                TABLE OF CONTENTS

PART I

        Item 1.   Description of Business                                     1
        Item 2.   Description of Property                                     1
        Item 3.   Legal Proceedings                                           2
        Item 4.   Submission of Matters to a Vote of Security Holders         2

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                     2
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                   3
        Item 7.   Financial Statements                                        4
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         4
        Item 8a.  Controls and Procedures                                     4

PART III

        Item 9.   Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act                                                5
        Item 10.  Executive Compensation                                      6
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  6
        Item 12.  Certain Relationships and Related Transactions              7
        Item 13.  Exhibits and Reports on Form 8-K                            8
        Item 14.  Principal Accountant Fees and Services                      8
                  SIGNATURES                                                  9

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

The Company was unsuccessful in achieving operations of low power television opportunities.



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



                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------

     The Company had total assets of $0 in cash at year-end and liabilities of $3100. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations
---------------------


Year ended April 31, 2004 compared to year ended April 30, 2003. The Company had no revenues or operations for the year ended April 30, 2004 and for year ended April 30, 2003. The Company was dormant. The company incurred $7,149 in administrative expenses in year ended April 30, 2004 compared to $4,610 in the year ended April 30, 2003.

In the year ended April 30, 2004, the Company had an operating loss of ($7,397) including interest accrual, compared to the prior year's loss of ($4,610). Net loss per share in year ended April 30, 2004 was ($.03) per share compared to a loss in the prior fiscal year of ($.02) per share.

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


                                    PART III

Item 9. Directors and Executive  Officers of the Registrant and Compliance  with
Section 16(a)
--------------------------------------------------------------------------------
The directors and executive officers of the Company as of April 30, 2004, are as follows:

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

1. The following people did not file reports under Section 16(a) during the most recent fiscal year:

         a.   Adelisa Shwayder          President and Director

Item 10. Executive Compensation
-------------------------------
         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

     None for any of prior 3 years. The Company has no employee incentive stock option plan.

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

COLORADO COMMUNITY BROADCASTING, INC.
(Registrant)

Date:  November 15, 2004
                                         /s/ Daniel Medina
                                         ------------------------------
                                         Daniel Medina, President

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                             PAGE
                                                            -------

INDEPENDENT AUDITOR'S REPORT.................................................F-1

 BALANCE SHEET...............................................................F-2

 STATEMENT OF OPERATIONS ....................................................F-3

 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT).................................F-4

 STATEMENT OF CASH FLOWS.....................................................F-5

NOTES TO FINANCIAL STATEMENTS..........................................F-6 - F-8

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)

                              Financial Statements
                                 April 30, 2004

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Colorado Community Broadcasting, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Colorado Community Broadcasting, Inc. (A Development Stage Company) as of April 30, 2004 and 2003, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended and for the period from March 16, 1998 (inception) to April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Community Broadcasting, Inc. at April 30, 2004, and the results of their operations and their cash flows for the year ended April 30, 2004 and 2003 and for the period from March 16, 1998 (inception) to April 30, 2004 in conformity with generally accepted accounting principles.

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

                      COLORADO COMMUNITY BROADCASTING, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 31, 2004


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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                            $36,598
            Valuation allowance for deferred tax assets                 (36,598)
                                                                         -------
         Net deferred tax assets                                        $     -
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


NOTE 5 - GOING CONCERN:

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