Form 10QSB/A
period 2004-07-31
COLORADO COMMUNITY BRAODCASTING INC
filed 2005-01-04
CIK 1093248

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
November 1, 2004
/s/Michael Johnson & Co., LLC.


                      COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                         July 31,          April 20,
                                                                           2004               2004
                                                                        ------------      -------------
ASSETS:

Current Assets:
  Cash                                                                          $ -                $ -
                                                                        ------------      -------------

TOTAL ASSETS                                                                    $ -                $ -
                                                                        ============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                           $6,748             $6,748
  Short-term Borrowings from Shareholders                                     3,100              3,100
                                                                        ------------      -------------

TOTAL LIABILITIES                                                             9,848              9,848
                                                                        ------------      -------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 225,000 shares issued and
    outstanding                                                                  22                 22
  Additional paid-in capital                                                 26,978             26,978
  Subscription receivable                                                      (250)              (250)
  Deficit accumulated during the development stage                          (36,598)           (36,598)
                                                                        ------------      -------------

Total Stockholders' Equity                                                   (9,848)            (9,848)
                                                                        ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ -                $ -
                                                                        ============      =============

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                         Three Months Ended             March 16, 1998
                                                              July 31,                  (Inception) to
                                                        2004            2003            July 31, 2004
                                                        ----            ----            -------------


INCOME                                                      $ -              $ -            $ 25,000


OPERATING EXPENSES:
Professional Fees                                             -                -              57,603
Bank Charges                                                  -               36                 486
Telephone                                                     -                -                  50
Entertainment                                                 -                -                  38
Travel                                                        -                -               3,173
                                                        -------          -------            --------
Total Operating Expenses                                      -               36              61,350
                                                        -------          -------            --------
OTHER INCOME (EXPENSES)
 Interest expense                                             -                -                (248)
                                                        -------          -------            --------
Net Loss from Operations                                    $ -            $ (36)           $(36,598)
                                                        =======          =======            ========
Weighted average number of
  shares outstanding                                    225,000          225,000

Net Loss Per Share                                          $ -              $ -
                                                        =======          =======

See accountant's review report.



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                 Statement of Changes in Stockholders' Deficit
                                  (Unaudited)


                                                                                                   Deficit
                                                                                                   Accumulated
                                                                       Additional                 During the
                                                 Common Stock           Paid-In      Subscription  Development
                                             Shares        Amount       Capital       Receivable    Stage         Totals
                                             ------        ------       -------       ----------    -----         ------

Balance -  March 16, 1998                           -           $ -           $ -          $ -           $ -           $ -

Stock issued for cash                         200,000            20         1,980            -             -         2,000
Stock issued for cash                          25,000             2        24,998      (10,500)                     14,500
Net loss for year                                   -             -             -            -        (2,793)       (2,793)
                                              -------          ----       -------       ------      --------      --------
Balance -   April 30, 1999                    225,000            22        26,978      (10,500)       (2,793)       13,707
                                              -------          ----       -------       ------      --------      --------
Cash payment of subscription receivable             -             -             -       10,250             -        10,250
Net loss for year                                   -             -             -            -        (5,253)       (5,253)
                                              -------          ----       -------       ------      --------      --------
Balance -   April 30, 2000                    225,000            22        26,978         (250)       (8,046)       18,704
                                              -------          ----       -------       ------      --------      --------
Net loss for year                                   -             -             -            -       (21,426)      (21,426)
                                              -------          ----       -------       ------      --------      --------
Balance -   April 30, 2001                    225,000            22        26,978         (250)      (29,472)       (2,722)
                                              -------          ----       -------       ------      --------      --------
Net income for year                                 -             -             -            -         4,881         4,881
                                              -------          ----       -------       ------      --------      --------
Balance -   April 30, 2002                    225,000            22        26,978         (250)      (24,591)        2,159
                                              -------          ----       -------       ------      --------      --------
Net loss for year                                   -             -             -            -        (4,610)       (4,610)
                                              -------          ----       -------       ------      --------      --------
Balance -   April 30, 2003                    225,000            22        26,978         (250)      (29,201)       (2,451)
                                              -------          ----       -------       ------      --------      --------
Net loss for year                                   -             -             -            -        (7,397)       (7,397)
                                              -------          ----       -------       ------      --------      --------
Balance -   April 30, 2004                    225,000            22        26,978         (250)      (36,598)       (9,848)
                                              -------          ----       -------       ------      --------      --------
Net loss for period                                 -             -             -            -             -             -
                                              -------          ----       -------       ------      --------      --------
Balance - July 31, 2004                       225,000          $ 22       $26,978       $ (250)     $(36,598)     $ (9,848)
                                              =======          ====       =======       ======      ========      ========

See accountant's review report



                     COLORADO COMMUNITY BROADCASTING, INC.
                         (A Development Stage Company)
                            Statements of ash Flows
                                  (Unaudited)
                                Indirect Method

                                                                                                  March 16, 1998
                                                                   Three Months Ended             (Inception) to
                                                                        July 31,                     July 31,
                                                                 2004                2003             2004
                                                                 ----                ----             ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                            $ -             $ (36)        $ (36,598)
   Non-cash item included in loss:
    Stock issued for services                                             -                 -             2,000
   Changes in assets and liabilities:
    Increase in  Accrued Expenses                                         -                 -             6,748
                                                                        --------        -----         ---------
                                                                          -                 -             6,748
                                                                        --------        -----         ---------
Net Cash Used in Operating Activities                                     -               (36)          (27,850)
                                                                        --------        -----         ---------
Cash Flow From Financing Activities:
  Proceeds from Short-Term Borrowings                                     -                 -             8,200
  Payment of Short-Term Borrowings                                        -                 -            (5,100)
  Issuance of Common Stock                                                -                 -            24,750
                                                                        --------        -----         ---------
  Net Cash Provided By Financing Activities                               -                 -            27,850
                                                                        --------        -----         ---------
Increase (Decrease) in Cash                                               -               (36)                -

Cash and Cash Equivalents - Beginning of period                           -               649                 -
                                                                        --------        -----         ---------
Cash and Cash Equivalents - End of period                               $ -             $ 613               $ -
                                                                        ========        =====         =========


Supplemental Cash Flow Information:
  Cash paid for:
  Interest paid                                                         $ -               $ -               $ -
                                                                        ========        =====         =========
  Taxes paid                                                            $ -               $ -               $ -
                                                                        ========        =====         =========

See accountant's review report

                      COLORADO COMMUNITY BROADCASTING, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2004, and the results of operations for the three months periods ended July 31, 2004 and 2003, and cash flows for the three months ended July 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2004.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $36,598.

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


LIQUIDITY AND CAPITAL

         The Company has only $0 in cash as of July 31, 2004, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.


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