Form 10QSB
period 2005-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2005-03-17
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2005                                             000-27211

                    MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
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

                  26,820,000 common shares as of January 31, 2005 (adjusted for forward split).

               MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                          (A Development Stage Company)

                              Financial Statements
                For the Nine-Month Period Ended January 31, 2005
                                   (Unaudited)

                     MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                                    FORM 10-Q

                          INDEX OF FINANCIAL STATEMENTS



                                                                           Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Cash Flow                                                      F-4

Notes to Financial Statements                                                F-5

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.


           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
Medina International Holdings, Inc.
Rancho Cucamonga, California

We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. (formerly known as Colorado Community Broadcasting, Inc., as of January 31, 2005 and the related statements of operations for the three-month and nine-month periods ended January 31, 2005 and 2004, and the cash flows for the nine-months ended January 31, 2005 and 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (PCAOB). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of April 30, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated November 1, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
March 8, 2005



                       MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                          January 31,    April 30,
                                                                           2005            2004
                                                                        ------------    ------------
ASSETS:

Current Assets:
  Cash                                                                          $ -             $ -
                                                                        ------------    ------------

TOTAL ASSETS                                                                    $ -             $ -
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts Payable                                                          $55,195          $6,748
  Short-term Borrowings from Shareholders                                     5,325           3,100
                                                                        ------------    ------------

TOTAL LIABILITIES                                                            60,520           9,848
                                                                        ------------    ------------

Stockholders' Equity:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 26,820,000 and 2,700,000 shares
    issued and outstanding, respectively                                      2,682             270
  Additional paid-in capital                                                 24,068          26,730
  Subscription receivable                                                         -            (250)
  Deficit accumulated during the development stage                          (87,270)        (36,598)
                                                                        ------------    ------------

Total Stockholders' Equity                                                  (60,520)         (9,848)
                                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ -             $ -
                                                                        ============    ============


See accompanying notes and accountant's review report.



                      MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                         Three Months Ended                Nine Months Ended           March 16, 1998
                                            January 31,                       January 31,               (Inception) to
                                        2005            2004              2005            2004         January 31, 2005
                                        ----            ----              ----            ----         ----------------


INCOME                                       $ -             $ -               $ -             $ -       $25,000


OPERATING EXPENSES:
Professional Fees                            500             558            29,500             558        87,103
Bank Charges                                   -              10                 -              91           486
Telephone                                      -               -             1,000               -         1,050
Entertainment                                  -               -             1,000               -         1,038
Travel                                        87               -             1,068               -         4,240
Office expenses                              258               -               258               -           258
Settlement expenses                       17,000               -            17,000               -        17,000
Stock issue expenses                         592               -               592               -           592
Total Operating Expenses                  18,437             568            50,418             649       111,767
                                     -----------     -----------       -----------      ----------      --------
Net Loss from Operations                 (18,437)           (568)          (50,418)           (649)      (86,767)
                                     -----------     -----------       -----------      ----------      --------
OTHER EXPENSES
Interest expense                            (255)              -              (255)              -          (503)
                                     -----------     -----------       -----------      ----------      --------
NET LOSS                               $ (18,692)         $ (568)        $ (50,673)         $ (649)     $(87,270)
                                     ===========     ===========       ===========      ==========      ========
Weighted average number of
  shares outstanding                  18,148,692       2,700,000        18,148,692       2,700,000

Net loss per share                   *               *                 *                *
                                     ===========     ===========       ===========      ==========      ========
* - less than $.01 per share

See accompanying notes and accountant's review report



                      MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method


                                                                                                  March 16, 1998
                                                                     Nine Months Ended            (Inception) to
                                                                        January 31,                 January 31,
                                                                   2005              2004             2005
                                                                   ----              ----             ----

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                        $ (50,672)         $ (649)        $ (87,270)
  Non-cash items included in loss:
    Stock issued for services                                             400               -             2,400
   Changes in assets and liabilities:
    Increase in accounts payable and accrued expenses                  50,672               -            54,795
                                                                    ---------          ------         ---------
                                                                       50,672               -            54,795
                                                                    ---------          ------         ---------
Net Cash Used in Operating Activities                                     400            (649)          (30,075)
                                                                    ---------          ------         ---------
Cash Flow From Financing Activities:
  Proceeds from short-term borrowings                                   2,700               -            13,525
  Payment of short-term borrowings                                     (3,100)              -            (8,200)
  Issuance of common stock                                                  -               -            24,750
  Net Cash Provided By Financing Activities                              (400)              -            30,075
                                                                    ---------          ------         ---------
Increase (Decrease) in Cash                                                 -            (649)                -

Cash and Cash Equivalents - Beginning of period                             -             649                 -
                                                                    ---------          ------         ---------
Cash and Cash Equivalents - End of period                                 $ -             $ -               $ -
                                                                    =========          ======         =========


Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                           $ -             $ -               $ -
                                                                    =========          ======         =========
  Taxes paid                                                              $ -             $ -               $ -
                                                                    =========          ======         =========

See accompanying notes and accountant's review report.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

     In the opinion of the management of Medina International Holdings, Inc., formerly known as Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2005, and the results of operations for the three-months and nine-months ended January 31, 2005 and 2004, and cash flows for the nine-months ended January 31, 2005. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2004

2.       Going Concern

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $87,270.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.
         .

3.       Capital Stock Transactions

     In February 2005, the Board of Directors and stockholders approved a name change from Colorado Community Broadcasting, Inc to Medina International Holdings, Inc. Also, the Board of Directors and stockholders approved a 1-to-12 forward stock split of all common stock payable at January 31, 2005.

     All share and per share amounts in the accompanying financial statements of the Company thereto have been retroactively adjusted to give effect to the stock splits.

Part I:  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Medina International Holding, Inc. ("Medina International Holding, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Medina International Holding, Inc. actual results to be materially different from any future results expressed or implied by Medina International Holding, Inc. in those statements. Important facts that could prevent Medina International Holding, Inc. from achieving any stated goals include, but are not limited to, the following:

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2005 COMPARED TO SAME PERIOD ENDED JANUARY 31, 2004.


     The Company had no revenues in the period in 2005 or 2004. The Company was studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company has Changed its name from Colorado Community Broadcasting, Inc. to Medina International Holdings, Inc. and is pursuing acquisition or merger candidates. The Company will seek financing for an attempt to acquire companies. The Company incurred operations expenses of $18,436 in 2005 and $568 in 2004 in the quarter. The Company had a loss on operations of ($18,691) in 2005 compared to ($568) in 2004 in the quarter. The loss per share was less than ($.01) and ($.0) in 2005 and 2004 respectively.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2005 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2004


     The Company had no revenues in the period in 2005 or 2004. The Company had expenses of $50,417 and $649 in the periods in 2005 and 2004 respectively. The Company had a net loss of ($50,672) in the nine month period in 2005 compared to a net loss of ($649) in the same period in 2004. The loss per share for the nine month period was less than ($0.03) in 2004 and ($.0) in 2004.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commence some business.


LIQUIDITY AND CAPITAL

     The Company had no in cash as of January 31, 2005 which is insufficient for any operations. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $60,520, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 30, 2005 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 2.           CHANGES IN SECURITIES

                  1. 2 Million Shares were issued to two directors as
                     consideration for agreeing to become Directors of the Company in December 2004 in reliance upon exemption provided in Section 4 (2) of the Securities Act of 1933.

                  2. 10,000 shares were issued for services in December 2005 in reliance upon exemption provided in Section 4 (2) of the Securities Act of 1933.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                        None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A) Shareholders meeting was held on February 14, 2005 and the following resolutions were approved:

1.       Election of Madhava Rao Mankal and Daniel Medina as Directors.

2.       Appointment of Michael B. Johnson, LLC as  Auditors for the year 2005.

3. Name change from Colorado Community Broadcasting, Inc. to Medina International Holdings, Inc.

4. Forward split of company's common stock from 1 to 12. (effectuated in February 2005).

All the above resolutions were carried by 2,207,000 votes in favor comprising 98% outstanding shares as on February 14, 2005.



ITEM 5.           OTHER INFORMATION

1. The Company settled an account with an attorney by a Promissory Note for $17,000 due in 1 year.

2.   Other accounts payable were settled for $2,000.

3. A Fictitious Business Name affidavit was filed with County of San Bernadino, California on February 24, 2005.

4. A Licensing agreement has been signed with Albert Mardikian for manufacture and sale of Modena Sports Boat. The Agreement is attached as an Exhibit. The Company intends to study whether it can profitably market such a boat.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 10.1 - Licensing Agreement for Modena Sports Vortex

           Form 8K filed on 12/10/04

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 17, 2005



                                  Medina International Holdings, Inc.


                                  Madhava Rao Mankal
                                  -------------------------------------------
                                  /s/Madhava Rao Mankal Chief Financial Officer