Form 10KSB
period 2005-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2005-08-16
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to

                        Fiscal Year Ended April 30, 2005

                        Commission file number 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
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

                                   Yes [X ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                   Yes No [X]

State issuer's revenues for its most recent fiscal year.  $0

There were 26,820,000 shares of the Registrant's common stock outstanding as of April 30, 2005.

The aggregate market value of the 26,820,000 shares of voting common stock held by non-affiliates of the Registrant is approximately $0 on April 30, 2005.

                                TABLE OF CONTENTS

PART I

         Item 1.   Description of Business                                  1
         Item 2.   Description of Property                                  2
         Item 3.   Legal Proceedings                                        2
         Item 4.   Submission of Matters to a Vote of Security Holders      2

PART II

        Item 5.   Market for Common Equity and Related Stockholder
                  Matters                                                  3
        Item 6.   Management's Discussion and Analysis or Plan of
                  Operation                                                3
        Item 7.   Financial Statements                                     6
        Item 8.   Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                      6
        Item 8a.  Controls and Procedures                                  6
        Item 8b.  Other Information                                        7

PART III

        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act                                             7
        Item 10.  Executive Compensation                                   10
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                               11
        Item 12.  Certain Relationships and Related Transactions           13
        Item 13.  Exhibits and Reports on Form 8-K                         14
        Item 14.  Principal Accountant Fees and Services                   15

            SIGNATURES                                                     16

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         MEDINA INTERNATIONAL HOLDINGS, INC (Formerly Colorado Community Broadcasting, Inc.) (the "Company") was formed on June 23, 1998. The Company contracted to purchase the low power television license and station serving
Estes Park, Colorado. It planned to operate the station to broadcast local programming mixed with appropriate national programming. The Company was unable to complete purchase arrangements and withdrew from the contract.

Concurrently,   a  name  change  for  the  Company  was   approved   and  Medina
International Holdings, Inc. was chosen as the new name. The forward split on a twelve to one basis and name change were effectuated on February 14, 2005.


The Company was seeking other low power station opportunities in market areas in the western US. On April 17, 2000, the Company entered into a Letter of Intent to purchase a low power television license of Station K68CW owned by County Service Area 29 in Lucerne, California. The Letter of Intent was extended several times and subsequently, the Company assigned its right under the Letter of Intent to a third party for assumption of the obligations.

On January 28, 2002, the Registrant entered into an Asset Purchase Agreement with Mako Communications, LLC to sell its low power television station, W67AF of Rock Harbor, Florida, subject to FCC approval of the license change for $25,000. The license transfer was approved and the sale occurred on March 28, 2002. The Company sold its Monroe County contract for $25,000 in 2002.

The Company does not now have any business operations and was seeking a business and capital to attempt to operate. Management intends to manufacture and sell Recreational boats and has taken the following actions during the year ended April 30, 2005.

1. Management has signed a licensing agreement with Mr. Albert Mardikian to Manufacture and sell Recreational boats on February 23, 2005. The Company intends to study whether it can profitably market such a boat. (NEED EXHIBIT)

2. Management has signed a license agreement with Point of View to Market the Fixed Assets Software both in US and Canada on April 18, 2005. (NEED EXHIBIT)

        The Company is in the process of developing business pans to attempt to launch marketing related to the products licensed.

Item 2. DESCRIPTION OF PROPERTY
        -------------------------
a) Facilities
   ----------
The Company does not currently maintain an administrative office or any other manufacturing facilities. It does currently maintain a mailing address at 10088 6th Street Suite G, Rancho Cucamonga, CA 91730. The Company pays nominal rent of $50 rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

b) Real Property
   -------------

   None


Item 3.  LEGAL PROCEEDINGS
         -----------------
As of April 30, 2005, the Company was not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

A) Shareholders meeting was held on February 14, 2005 and the following resolutions were approved:

1. Election of Madhava Rao Mankal and Daniel Medina as Directors.

2. Appointment of Michael Johnson & Co., LLC as  Auditors for the year 2005.

3. Name change from Colorado Community Broadcasting, Inc. to Medina International Holdings, Inc.

4. Forward split of company's common stock from 1 to 12. (effectuated in February 2005).

All the above resolutions were carried by 2,207,000 votes in favor comprising 98% outstanding shares as on February 14, 2005.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------

As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                        2005              High          Low
                        ----              ----          ---
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *

                        2004               High          Low
                        ----               ----          ---
                  First quarter             *             *
                  Second quarter            *             *
                  Third quarter             *             *
                  Fourth quarter            *             *


As of April 30,  2005,  there  were 29 record  holders of the  Company's  common
Stock.

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

            (d) Inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce some business.

Financial Condition and Changes in Financial Condition
-------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had total assets of $180 in cash at year-end and liabilities of $69,248. The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company currently has no source for any such capital, whatsoever.

Results of Operations
----------------------

Year ended April 30, 2005 compared to year ended April 30, 2004. The Company had no revenues from operations for the years ended April 30,2005 and 2004. The company incurred $61,627 in administrative expenses in year ended April 30, 2005 compared to $7,149 in the year ended April 30,2004.

In the year ended April 30, 2005, the Company had an operating loss of ($61,882) including interest accrual, compared to the prior year's loss of ($7,397). Net loss per share in year ended April 30, 2005 was ($.0022) per share compared to a loss in the prior fiscal year of ($.0027) per share.

Company also settled an account with an attorney by a Promissory Note for $17,000 due payable in 1 year.


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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." During the year ended April 30, 2005, the Company generated no revenue, has a working capital deficiency, and current liabilities exceed current assets by $69,068. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $100,000.

ITEM 7.  FINANCIAL STATEMENTS
          --------------------

              Please refer to pages F-1 through F-8.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------

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

ITEM 8a.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of April 30, 2005, the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting:
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.


Evaluation of Internal and Disclosure Controls
-----------------------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as April 30, 2005 (evaluation date)and have concluded that the disclosure controls and procedures are adequate an effective based upon their evaluation as of the evaluation date.

There were no changes in internal controls or in other factors that could affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8b. OTHER INFORMATION

    None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE  WITH
SECTION 16(A)

The directors and executive officers of the Company as of April 30, 2005, are as follows:

  Name                  Age      Position                        Term
  ----                  ---      --------                        ----
1. Daniel Medina         51   President/Director                Annual

2. Madhava Rao Mankal    54   Chief Financial Officer/Director  Annual

3. Mike Swanson          48   Director                          Annual

4. Tony Eshiet           47   Director                          Annual

5. Arun Madhav                Director                          Annual

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

Daniel Medina 51: Mr. Medina started as a Sales Rep/ Production Manager in 1973-1985 with Rosemary's Draperies. Daniel Medina owned Lavey Craft Boat Co. from 1985-1992. Mr. Medina was also a partner in California Cool Custom Boats from 1992- June 1997. He was the designer and manufacturer of all of their boats. Mr. Medina served as Director of Sales and Marketing and Production Manager for Sonic Jet Performance, Inc. since October 1999 to October 2001 and successfully increased the company revenue by 50%. He has extensive experience in every phase of sales, marketing and manufacturing.

Madhava Rao Mankal 54: Mr. Mankal has more than 28 years of experience as an executive. He has served as President/CFO of Force Protection, Inc. ( formerly Sonic Jet Performance, Inc.) since May 1999 to December 31, 2003. He was a member of the Board of Directors of Force Protection, Inc until September 30, 2004. He has over 25 years of senior financial management experience which includes the position of controller, chief financial officer and financial advisor. He is a Certified Chartered Accountant from India and Cost Accountant from India, and Certified Management Accountant from USA. He is member of the Institute of Chartered Accountants of India, Institute of Cost and Works Accountants of India and Institute of Management Accountants, USA. He has Bachelor Degree in Commerce from Bangalore University.


Michael Swanson 48: Michael Swanson has worked for the City of Orange Fire Department since 1983 and his present position is Fire Captain. Prior to that, he worked for the Federal Fire Department, for four years. He is an active member of the Orange Fire Department Medical Core Committee, Safety Committee, and Physical Fitness Committee. He is also a member of the International Association of Fire Fighters Local 2386, and a member of the California Professional Firefighters. He has received the Valor Award in 1999 from the Orange Rotary Club for saving the life of a child. Michael Swanson is a Certified Instructor at Saddleback College Paramedic School 1999, Spinal Immobilization Instructor 1998, Advanced Airway Instructor 1995, Emergency Technician Instructor 1989, State Paramedic 1986, State Fire Officer (on going), Haz Mat, Trench, Swift Water, Confined Space First Responder (on going).

Tony A. Eshiet 47: Tony Eshiet has been the Chief Operating Officer of HollyTouch Corporation since August 2001. Prior to his current position, Mr. Eshiet was a Executive Vice President and Financial Center Manager of CITIBANK from June 2000 to August 2001. Prior to joining Citibank Mr. Eshiet was the Vice-President and Branch Manager of WELLS FARGO BANK from September 1991 to June 2000, managed high-level branches in Century City, Long Beach and Monterey Park in California, USA. The bank had recognized Mr. Eshiet as a "Circle of Stars Performer on many occasions, he has also received Wells Fargo's "Golden Coach Award" as number one top Branch Manager in sales and customer service. Mr. Eshiet has a Bachelor of Science degree in Banking and Finance from Johnson C. Smith University in Charlotte, North Carolina where he was honored as an "Outstanding Student of the Year". Mr. Eshiet also has his Master Degree in Business Administration (M.B.A) from the University of Phoenix. Mr. Eshiet holds a number of licenses in the financial and investment field: Series 7, Series 24, Series 63 and also Life and Health. Mr. Eshiet serves on Corporate Board of Directors of S & P Investment Inc. and American Film Venture Group.


Arun Madhav is a founder - director of Eka Technologies, Inc, a product design and development company from May 2003. Prior to founding Eka, Arun held various positions at Interlink Electronics, Inc. between April 1997 - May 2003., with the most recent being that of Director of Product Marketing at Interlink Electronics, Inc (LINK). During his tenure at Interlink, he introduced several new and innovative products ranging from RF remotes to signature pads. Prior to Intelink, he introduced several new system level products in the field of Non-Destructive testing for companies such as Physical Acoustics, Nuson and Ultran Laboratories. Arun has a BS in Mechanical Engineering from Bangalore University, an MS in Engineering Science and Mechanics from Virginia Tech, and an MBA from California State University, Northridge.

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

ITEM 10. EXECUTIVE COMPENSATION
- -------------------------------
         The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2005. No cash bonuses were or are to be paid to such persons.

The following table sets forth certain information concerning the remuneration paid by the Company for the fiscal year ended December 31, 2004, for each officer and director.

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation                         Awards
- -----------------------------------------------------------------------------------------------------------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
- -----------------------------------------------------------------------------------------------------------------------
Daniel Medina,           2002         0              0            0                       0                    0
President and            2003         0              0            0                       0                    0
Director                 2004         0              0            0                       1,000,000                    0
- -----------------------------------------------------------------------------------------------------------------------
Madhava Rao Mankal       2002         0              0            0                       0                    0
Chief Financial Officer  2003         0              0            0                       0                    0
and Director             2004         0              0            0                       1,000,000                    0
-------------------------------------------------------------------------------------------------------------------------


- -----------------------------------------------------------------------------------------------------------------------
Mike Swanson             2002         0              0            0                       0                    0
                         2003         0              0            0                       0                    0
Director                 2004         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Tony Eshiet              2002         0              0            0                       0                    0
                         2003         0              0            0                       0                    0
Director                 2004         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Arun Madhav              2002         0              0            0                       0                    0
                         2003         0              0            0                       0                    0
Director                 2004         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------

All Officers             2002         0              0            0                       0                    0
as a group (2)           2003         0              0            0                       0                    0
                         2004         0              0            0                       0                    0


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

Aggregated  Option/SAR Exercises in Last Fiscal Year and FY-End option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2005, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

NEED ADDRESSES FROM BETH

                                         Number of        Percentage of
                  Name                   Shares Owned           Class
-------------------------------------   ----------------  -------------

Daniel Medina                           11,184,000            42
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Madhava Rao Mankal                      11,400,000            50
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Mike Swanson                            0                      0
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Tony Eshiet                             0                      0
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Arun Madhav                             0                      0
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Officers and Directors as a group       22,584,000            92



                                     PART IV

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

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

Transactions with Management and Others
----------------------------------------

1. 1 Million Shares each were issued to two directors, Rao Mankal, and Daniel Medina as consideration for agreeing to become Directors of the Company in December 2004 in reliance upon exemption provided in Section 4 (2) of the Securities Act of 1933.

2. 10,000 shares were issued for services in December 2004 in reliance upon exemption provided in Section 4 (2) of the Securities Act of 1933.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The following documents are filed as part of this report:

1.  Reports on Form 8-K:  None

2.  Exhibits:


1. Exhibit 3.1 Articles of Incorporation
*Incorporated by reference to Registration Statement #000-27211

2. Exhibit 3.4 Filed on 12-10-2004:Amended Bylaws of Colorado Community Broadcasting. *Incorporated by reference to Registration Statement #000-27211
Exhibit 3.5 Articles of Amendment.

3. Filed on 10-18-2004 : Appointment of Daniel Medina as President and Director on October 11,2004 and appointment of Madhava Rao Mankal as Chief Financial Officer and director become effective ten days after mailing of Notice to Shareholders pursuant to Section 14f of the Securities exchange Act of 1934. Adelisa Shwayder has resigned as President effective October 11, 2004. She also has tendered her resignation as Director, to be effective upon compliance with
Section 14f of the Securities Exchange Act

4. 8-K Filed on 2-16-2005:

5. Exhibit 10.1: Licensing Agreement for Modena Sports Vortex. (Incorporated by reference to 8-K Filed on 3/17/2005.

6. 8-K Filed on 5-20-2005: Medina International Holdings, Inc. appointed Mr. Michael Swanson, Mr. Tony A. Eshiet and Mr. Arun Madhav as directors of the Company effective May 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
- - ---------------------------------------------

General. Jaspers + Hall, PC is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services is compatible with maintaining Jaspers + Hall, PC's independence.


         Audit Fees. Our former auditor Michael Johnson & Co, LLC billed the Company $8,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal years ended April 30, 2002, 2003, 2004 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended July 31, 2002, October 31, 2002, January 31, 2003, July 31, 2003, October 31, 2003, January 31, 2004, July 31,
2004, October 31, 2004 and January 31, 2005.

         There were no audit related fees paid in 2002, 2003, 2004 or 2005. There were no tax fees or other fees in 2002, 2003, 2004 or 2005 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors" engagement for the audit year 2002, 2003, 2004 and 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEDINA INTERNATIONAL HOLDINGS,INC.
(FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
(Registrant)

Date:  August 8, 2005
                                         /s/ Daniel Medina
                                         ------------------------------
                                         Daniel Medina, President

                                            DIRECTORS:


                                           /s/ Daniel Medina
                                           ---------------------------------
                                               Director


                                           /s/ Madhava Rao Mankal
                                           ---------------------------------
                                               Director

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                             PAGE
                                                            -------
INDEPENDENT AUDITORS' REPORT..................................F-1

BALANCES SHEET................................................F-2

STATEMENTS OF OPERATIONS .....................................F-3

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..................F-4

STATEMENTS OF CASH FLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS.................................F-6 - F-8

                       MEDINA INTERNATIONAL HOLDINGS, INC
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)


             Report of Independent Registered Public Accounting Firm


To the Board of Directors
MEDINA INTERNATIONAL HOLDINGS, INC.
Arvada, Colorado

We have audited the accompanying balance sheet of Medina International Holdings, Inc, formerly known as Colorado Community Broadcasting, Inc. (A Development Stage Company) as of April 30, 2005, and the related statement of operations, cash flows, and changes in stockholders' deficit for the year then ended and for the period from March 16, 1998 (inception) to April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medina International Holding, Inc. at April 30, 2005, and the results of their operations and their cash flows for the year ended April 30, 2005 and for the period from March 16, 1998 (inception) to April 30, 2005 in conformity with generally accepted accounting principles.

The financial statements for the year ended April 30, 2004, were audited by other accountants, whose report dated November 1, 2004 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

Jaspers + Hall, PC
Denver, Colorado
July 25, 2005
/s/Jaspers + Hall, PC

                       MEDINA INTERNATIONAL HOLDINGS, INC
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)
                                 Balance Sheets
                                    April 30,
                                                    2005               2004
                                                 ------------      -------------
ASSETS:
Current Assets:
  Cash                                              $ 180       $ ---
                                                 ------------   -------------
TOTAL ASSETS                                        $ 180       $ ---
                                                 ============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities:
Accounts payable and accrued expenses             $62,873     $ 6,748
  Advances from stockholders                        6,375       3,100
                                                ------------   -------------
TOTAL LIABILITIES                                  69,248       9,848
                                                ------------   -------------
Stockholders' Deficit:
Common stock, $.0001 par value, 100,000,000
shares authorized, 26,820,000 and 2,700,000
shares issued and outstanding                       2,682         270
Additional paid-in capital                         26,730      26,730
Subscription receivable                                 -        (250)
Deficit accumulated during the development stage  (98,480)    (36,598)
                                                 ------------ -------------
Total Stockholders' Deficit                       (69,068)     (9,848)
                                                 ------------ -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    180       $ ---
                                                  ============ ============

The accompanying notes are an integral part of these financial statements.
                                      F-2












                       MEDINA INTERNATIONAL HOLDINGS, INC
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)
                             Statement of Operations

                                                         March 16, 1998
                               For the Year Ended        (Inception) to
                                    April 30,               April 30,
                               2005          2004              2005
                               ----          ----              ----

INCOME                           $ -            $ -            $ 25,000

OPERATING EXPENSES:
Professional Fees               34,075         7,058             91,678
Bank Charges                        20            91                506
Telephone                        2,389            -               2,439
Entertainment                        -            -                  38
Travel                           1,009            -               4,182
Settlement of debt              17,000                           17,000
Stock compensation               2,412            -               2,412
Miscellaneous expense            4,722                            4,722
                              --------      --------          ---------
Total Operating Expenses        61,627         7,149            122,977
                              --------      --------          ---------
OTHER INCOME (EXPENSES)
Interest expense                  (255)         (248)              (503)
                              --------      --------          ---------
NET LOSS                      $(61,882)      $(7,397)         $ (98,480)
                               =======      ========          =========
Weighted average number of
  shares outstanding        26,820,000     2,700,000
                               ========     ========
Net Loss Per Share            $(0.0022)     $(0.0027)
                              ========      ========
* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

                                      F-3






                       MEDINA INTERNATIONAL HOLDINGS, INC
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit



                                                                          Deficit
                                                                        Accumulated
                                               Additional               During the
                               Common Stock    Paid-In    Subscription Development  Deficit
                               Shares  Amount  Capital    Receivable      Stage     Totals
                               ------  ------   -------    ----------   ---------   ------

Balance -  March 16, 1998          -      $ -       $ -      $ -             $ -          $ -
Stock issued for services    2,400,000    240     1,760        -               -        2,000
Stock issued for cash          300,000     30    24,970   (10,500)             -       14,500
Net loss for year                  -        -         -         -         (2,793)      (2,793)
                             -------     ----   -------   -------       --------      -------
Balance -   April 30, 1999   2,700,000    270    26,730   (10,500)        (2,793)      13,707
                             -------     ----   -------   -------       --------      -------
Cash payment of
subscription receivable            -        -         -    10,250              -       10,250
Net loss for year                  -        -         -         -         (5,253)      (5,253)
                             -------     ----   -------   -------       --------      -------
Balance -   April 30, 2000   2,700,000    270    26,730      (250)        (8,046)      18,704
                             -------     ----  -------    -------       --------      -------
Net loss for year                  -        -         -         -        (21,426)     (21,426)
                             -------     ----   -------   -------       --------      -------
Balance -   April 30, 2001   2,700,000    270    26,730      (250)       (29,472)      (2,722)
                             -------     ----   -------   -------       --------      -------
Net income for year                -        -         -         -          4,881        4,881
                             -------     ----   -------   -------       --------      -------
Balance -   April 30, 2002   2,700,000    270    26,730      (250)       (24,591)       2,159
                             -------     ----   -------   -------       --------      -------
Net loss for year                  -        -         -         -         (4,610)      (4,610)
                             -------     ----   -------   -------       --------      -------
Balance -   April 30, 2003   2,700,000    270    26,730      (250)       (29,201)      (2,451)
                             ---------   ----   -------   -------       --------      -------
Net loss for year                  -        -         -         -         (7,397)      (7,397)
                             ---------   ----   -------   -------       --------      -------
Balance -   April 30, 2004   2,700,000    270    26,730    $ (250)      $(36,598)     $(9,848)
                             ---------   ----   -------   -------       --------      -------
Subscription receivable            -        -         -       250              -          250
Shares issued for services  24,120,000  2,412         -         -              -        2,412
Net loss for year                  -        -         -         -        (61,882)     (61,882)
                             -------     ----   -------   -------       --------      -------
Balance -   April 30, 2005  26,820,000 $2,682   $26,730       $ -       $(98,480)    $(69,068)
                            ==========  ======  =======   =======       ========      =======





The accompanying notes are an integral part of these financial statements.

                                      F-4












                       MEDINA INTERNATIONAL HOLDINGS, INC
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 Indirect Method



                                                                              March 16, 1998
                                                For the Year Ended             (Inception)to
                                                      April 30,                April 30,
                                                 2005            2004            2005
                                                 ----             ----        ----------

Flows From Operating Activities:
  Net (Loss)                                     $ (61,882)       $ (7,397)       (98,480)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash item included in loss:
    Stock issued for services                        2,412               -          4,412
   Changes in assets and liabilities:
     Increase in accrued expenses                   56,125           6,748
62,873
                                                  --------         -------      ---------
   Total adjustments                                58,537           6,748         67,285
                                                  --------         -------      ---------
Net Cash Used in Operating Activities               (3,345)           (649)       (31,195)
                                                  --------         -------      ---------
Cash Flow From Financing Activities:
  Proceeds (payments) from/to advances               3,275              -           6,375
  Receipt of Subscription Receivable                   250              -          25,000
                                                    ------         -------      ---------
  Net Cash Provided By Financing Activities          3,525              -          31,375
                                                    ------         -------      ---------
Increase (Decrease) in Cash                            180            (649)           180

Cash and Cash Equivalents - Beginning of period         -              649              -
                                                    ------         -------      ---------
Cash and Cash Equivalents - End of period             $180         $    -            $180
                                                    ======         =======      =========


Supplemental Cash Flow Information:
  Cash paid for taxes:
  Interest paid                                      $ -           $ -               $ -
                                                    ======      ========        =========
  Taxes paid                                         $ -           $ -               $ -
                                                    ======       ========       =========

The accompanying notes are an integral part of these financial statements.

                                      F-5


                       MEDINA INTERNATIONAL HOLDINGS, INC.
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

MEDINA INTERNATIONAL HOLDINGS, INC (Formerly Colorado Community Broadcasting, Inc.) (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company was primarily engaged in raising capital funds from investors and contracting to purchase a low power television license and station.

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

NOTE 2 - CAPITAL STOCK TRANSACTIONS:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. The Company has issued 26,820,000 shares to twenty nine individuals for $25,000 and services.

On February 14, 2005, the board of directors and shareholders of the Company declared a 12-for-1 stock split of outstanding common stock payable February 14, 2005.

All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
Net operating loss carryforwards                            $98,480
Valuation allowance for deferred tax assets                 (98,480)
                                                            -------
Net deferred tax assets                                    $     -
                                                            =======
========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2005, the Company had net operating loss carryforwards of $98,480 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 4 - SHORT-TERM BORROWINGS:

Related Party Transactions

Officers of the Company have provided services and advanced cash to the Company for operations. Advances from these officers and shareholders of the Company totaled $6,825 as of April 30, 2005. These advances are unsecured, bear no interest,and due on demand.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2005


NOTE 5 - GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has reoccurring losses of $98,480 and current liabilities exceed current assets by $69,068.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.