Form 10KSB/A
period 2005-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2005-08-26
CIK 1093248

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

5. Arun Madhav           43   Director                          Annual

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


Arun Madhav 43 is a founder - director of Eka Technologies, Inc, a product design and development company from May 2003. Prior to founding Eka, Arun held various positions at Interlink Electronics, Inc. between April 1997 - May 2003., with the most recent being that of Director of Product Marketing at Interlink Electronics, Inc (LINK). During his tenure at Interlink, he introduced several new and innovative products ranging from RF remotes to signature pads. Prior to Intelink, he introduced several new system level products in the field of Non-Destructive testing for companies such as Physical Acoustics, Nuson and Ultran Laboratories. Arun has a BS in Mechanical Engineering from Bangalore University, an MS in Engineering Science and Mechanics from Virginia Tech, and an MBA from California State University, Northridge.

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

                                         Number of        Percentage of
                  Name                   Shares Owned           Class
-------------------------------------   ----------------  -------------

Daniel Medina                           11,184,000            45.56
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Madhava Rao Mankal                      11,400,000            46.44
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Mike Swanson                            0                      0
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Tony Eshiet                             0                      0
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Arun Madhav                             0                      0
10088 6th St.
Suite G
Rancho Cucamonga, CA 91730

Officers and Directors as a group       22,584,000            92



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

STATEMENTS OF OPERATIONS .....................................F-3

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..................F-4

STATEMENTS OF CASH FLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS.................................F-6 - F-8

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC aCCOUNTANTS

                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099


             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Jaspers + Hall, PC
Denver, Colorado

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


NOTE 4 - SHORT-TERM BORROWINGS:

Related Party Transactions

Officers of the Company have provided services and advanced cash to the Company for operations. Advances from these officers and shareholders of the Company totaled $6,375 as of April 30, 2005. These advances are unsecured, bear no interest,and due on demand.

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