Form 10QSB
period 2005-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2005-09-23
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended Commission File Number
                             July 31, 2005 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                (FORMERLY COLORADO COMMUNITY BROADCASTING, INC.)
                         -------------------------------
                              (Name of Registrant)

                               Colorado 84-1469319
                  ------------------------ --------------------
                    (State of incorporation) (I.R.S. Employer
                                             Identification No.)


              10088 6th Street, Suite G, Rancho Cucamonga, CA 91730
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

26,841,100 common shares as of July 31, 2005


                          Part I: FINANCIAL INFORMATION



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                          INDEX OF FINANCIAL STATEMENTS

                                                                          Pages

Auditors Review Report -Jaspers + Hall, PC                                F - 1

Balance Sheets                                                            F - 2

Statements of Operations                                                  F - 3

Statements of Cash Flows                                                  F - 4

Notes to Financial Statements                                             F - 5

Jaspers + Hall, PC
Certified Public Accountants
9175 East Kenyon Ave., Suite 100
Denver, Colorado 80237


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc.
Rancho Cucamonga, California

We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. (a Development Stage Company) as of July 31, 2005 and the related statements of operations for the three month periods ended July 31, 2005, and the related statements of cash flows for the three months ended July 31, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (PCAOB). In accordance with auditing standards No. 1 of the PCAOB. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

We have previously audited, in accordance with auditing standards No. 1 of the Public Company (PCAOB), the balance sheet as of April 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 30, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of July 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Jaspers + Hall, PC.
Denver, Colorado
September 21, 2005
/s/Jaspers + Hall, PC.
                                      F - 1





                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                      July 31,          April 30,
                                                                        2005              2005
                                                                     ------------       ----------
ASSETS:

Current Assets:
  Cash                                                                $   2,826           $  180

  Prepaid expenses                                                           75                -
                                                                     ------------       ----------


TOTAL ASSETS                                                          $   2,901           $  180
                                                                     ============       ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses                                $ 58,771

  Short-term borrowings from stockholders                                 3,649            6,375
                                                                     ------------       ----------


TOTAL LIABILITIES                                                        62,420           69,248
                                                                     ------------       ----------

Stockholders' Deficit:
  Common stock,  $.0001 par value,  100,000,000
     shares  authorized,                                             26,841,100
      shares issued and 26,820,000 outstanding, respectively
  Share committed to be issued
  Additional paid-in capital                                             37,978

  Deficit accumulated during the development stage                     (106,085)         (98,480)
                                                                     ------------       ----------


Total Stockholders' Deficit                                             (59,519)         (69,068)
                                                                     ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   2,901            $ 180
                                                                     ============       ==========

See accountants review report and the accompanying notes to the financial statements.


                                      F - 2







                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of operations
                                   (Unaudited)

                                                Three Months Ended                  March 16, 1998
                                                     July 31,                       (Inception) to
                                              2005              2004                July 31, 2005
                                              ----              ----                -------------




INCOME                                    $   -              $    -           $  25,000


OPERATING EXPENSES:
Professional fees                         3,245              32,933              94,923

Bank charges                                 94                   -                 600
Telephone                                 1,200               1,000               3,369
Entertainment                                97               1,000                 135
Travel                                    1,744               1,980               5,926
Settlement of debt                            -                   -              17,000
Stock compensation                          550                   -               2,962
Miscellaneous expenses                      579                   -               5,301
                                          --------------     ------------        ---------------------

Total Operating Expenses                  7,509              36,913             130,186
                                          --------------     ------------        ---------------------

OTHER INCOME (EXPENSES)

Interest expense                            (96)               (496)               (599)
                                          --------------     ------------        ---------------------


Net Loss from Operations                $(7,605)           $(37,409)          $(106,085)
                                          ==============     ============        =====================

Weighted average number of
  shares outstanding                     26,828,486         2,700,000


Net Loss Per Share                      $ (0.0003)         $(0.0139)
                                          ==============     ============

See accountants' review report and the accompanying notes to the financial statements.







                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of cash flows
                                   (Unaudited)

                                                                                                  March 16, 1998
                                                                   Three Months Ended             (Inception) to
                                                                        July 31,                     July 31,
                                                            ---------------------------------
                                                                 2005               2004               2005
                                                            ---------------      ------------     ----------------

Cash Flows From Operating Activities:
   Net Loss                                                 $(7,605)           $(34,429)              $(106,085)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash items included in loss:
    Stock issued for services 10,866 Changes in
     assets and liabilities:
    Increase in prepaid expenses
    (Decrease) Increase in accrued expenses                                                              58,771
                                                            ---------------      ------------     ----------------

        Total Adjustments                                    (4,102)             32,228                  58,771
                                                            ---------------      ------------     ----------------

Net Cash Used in Operating Activities                        (5,328)             (2,201)                (36,523)
                                                            ---------------      ------------     ----------------

Cash Flow From Financing Activities:
  Proceeds (payments) to/from short-term
   borrowings from shareholders                              (2,726)              1,951                   3,649

  Issuance of common stock for cash                          10,700                 250                  35,700
                                                            ---------------      ------------     ----------------
  Net Cash Provided By Financing Activities                   7,974               2,201                  39,349
                                                            ---------------      ------------     ----------------

Increase (Decrease) in cash and cash equivalents              2,646                   -                   2,826


Cash and Cash Equivalents - Beginning of period                 180                   -                       -
                                                            ---------------      ------------     ----------------


Cash and Cash Equivalents - End of period                    $2,826             $     -               $   2,826
                                                            ===============      ============     ================







See accountants' review report and the accompanying notes to the financial statements.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Medina International Holdings, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2005, and the results of operations for the three months periods ended July 31, 2005 and 2004, and cash flows for the three months ended July 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2005.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceeds its current assets by $59,519. Also, the Company's operations generated no income during the current period ended and the Company's deficit is $106,085.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2005 COMPARED TO SAME PERIOD ENDED JULY 31, 2004.

The Company had no revenues in the three-month period ended July 31, 2005 or 2004. The Company was studying the feasibility of using low power television station license on which it has an option for purposes of Internet access in a wireless mode. The Company has changed its name from Colorado Community Broadcasting, Inc. to Medina International Holdings, Inc. and pursue acquisition or merger candidates. The Company will seek financing for an attempt to acquire companies. The Company is intending to manufacture water crafts. The Company incurred operating expenses of $7,509 in 2005 and $36,913 in 2004 in the quarter. The Company had a loss on operations of ($7,605) in 2005 compared to ($37,409) in 2004 in the quarter. The loss per share was ($.0003) and ($.0139) in 2005 and 2004 respectively.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce manufacture water crafts business.


LIQUIDITY AND CAPITAL

         The Company has only $2,826 in cash as of July 31, 2005, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of their opinion in the audit report for the year ended April 30, 2005. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $62,420, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of July 31, 2005 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                                      None

ITEM 2.           CHANGES IN SECURITIES

1. 300 common shares issued to Hollytouch Corporation in lieu of rent for office address for a period of six months.

2. 800 common shares issued to Albert Mardikian in lieu of royalty for a period of six months.

3. 20,000 common shares issued to Niraj Patel for $10,700 cash as part of Private placement Memorandum.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES


      The Company had Preferred Stock authorized in its original Articles of Incorporation. The Board has designated Series A Convertible Preferred Stock and authorized 50 shares designated as Series A Convertible Preferred Stock. No Series A was issued authorized or outstanding as of July 31, 2005.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                            None

ITEM 5.           OTHER INFORMATION

                                            None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K made for the period for which this report is filed:


                 Filing Date
          8K/A          5-23-2005
          8K            8-5-2005
          8K            8-17-2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September  21, 2005



MEDINA INTERNATIONAL HOLDINGS, INC.


/s/Daniel Medina, President
-------------------------------------------
Daniel Medina, President