Form 10QSB/A
period 2005-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2005-10-05
CIK 1093248

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


Jaspers + Hall, PC.
Denver, Colorado
September 21, 2005
/s/Jaspers + Hall, PC.
                                      F - 1





                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                      July 31,          April 30,
                                                                        2005              2005
                                                                     ------------       ----------
ASSETS:

Current Assets:
  Cash                                                                $   2,826           $  180

  Prepaid expenses                                                           75                -
                                                                     ------------       ----------


TOTAL ASSETS                                                          $   2,901           $  180
                                                                     ============       ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses                                $ 58,771          $62,873

  Short-term borrowings from stockholders                                 3,649            6,375
                                                                     ------------       ----------


TOTAL LIABILITIES                                                        62,420           69,248
                                                                     ------------       ----------

Stockholders' Deficit:
  Common stock,  $.0001 par value,  100,000,000
     shares  authorized, 26,841,100
      shares issued and
   26,820,000 outstanding, respectively                                   2,684            2,682
  Share committed to be issued                                            5,904                -
  Additional paid-in capital                                             37,428           26,730

  Deficit accumulated during the development stage                     (105,535)         (98,480)
                                                                     ------------       ----------


Total Stockholders' Deficit                                             (59,519)         (69,068)
                                                                     ------------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $   2,901            $ 180
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


                                      F - 2







                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                Three Months Ended                  March 16, 1998
                                                     July 31,                       (Inception) to
                                              2005              2004                July 31, 2005
                                              ----              ----                -------------




INCOME                                    $   -              $    -           $  25,000


OPERATING EXPENSES:
Professional fees                         3,245              32,933              94,923

Bank charges                                 94                   -                 600
Telephone                                 1,200               1,000               3,639
Entertainment                                97               1,000                 135
Travel                                    1,744               1,980               5,926
Settlement of debt                            -                   -              17,000
Stock compensation                            4                   -               2,416
Miscellaneous expenses                      575                   -               5,297
                                          --------------     ------------        ---------------------

Total Operating Expenses                  6,959              36,913             129,936
                                          --------------     ------------        ---------------------

OTHER INCOME (EXPENSES)

Interest expense                            (96)               (496)               (599)
                                          --------------     ------------        ---------------------


Net Loss from Operations                $(7,055)           $(37,409)          $(105,535)
                                          ==============     ============        =====================

Weighted average number of
  shares outstanding                     26,828,486         2,700,000


Net Loss Per Share                      $ (0.0003)         $(0.0139)
                                          ==============     ============


See accountants' review report and the accompanying notes to the financial statements.







                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of cash flows
                                   (Unaudited)

                                                                                                  March 16, 1998
                                                                   Three Months Ended             (Inception) to
                                                                        July 31,                     July 31,
                                                            ---------------------------------
                                                                 2005               2004               2005
                                                            ---------------      ------------     ----------------

Cash Flows From Operating Activities:
   Net Loss                                                 $(7,055)           $(34,429)              $(105,535)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Non-cash items included in loss:
   Stock issued in lieu of debt                                 700                   -                   5,112
 Stock issued for services                                        4
 Changes in assets and liabilities:                                                                           4
    Increase in prepaid expenses                                (75)                  -                     (75)
    (Decrease) Increase in accrued expenses                  (4,102)             32,228                  58,771
                                                            ---------------      -----------      ---------------
        Total Adjustments                                    (3,473)             32,228                  63,812
                                                            ---------------      ------------     ----------------

Net Cash Used in Operating Activities                        (10,528)             (2,201)                (41,723)
                                                            ---------------      ------------     ----------------

Cash Flow From Financing Activities:
  Proceeds (payments) to/from short-term
   borrowings from shareholders                              (2,726)              1,951                   3,649

  Issuance of common stock for cash                          15,900                 250                  40,900
                                                            ---------------      ------------     ----------------
  Net Cash Provided By Financing Activities                  13,174               2,201                  44,549
                                                            ---------------      ------------     ----------------

Increase (Decrease) in cash and cash equivalents              2,646                   -                   2,826


Cash and Cash Equivalents - Beginning of period                 180                   -                       -
                                                            ---------------      ------------     ----------------


Cash and Cash Equivalents - End of period                    $2,826             $     -               $   2,826
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

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceeds its current assets by $59,519. Also, the Company's operations generated no income during the current period ended and the Company's deficit is $105,535.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2005 COMPARED TO SAME PERIOD ENDED JULY 31, 2004.

The Company had no revenues in the three-month period ended July 31, 2005 or 2004. In 2005 the Company has changed its name from Colorado Community Broadcasting, Inc. to Medina International Holdings, Inc. and pursue acquisition or merger candidates. The Company will seek financing for an attempt to acquire companies. The Company is intending to manufacture water craft. The Company incurred operating expenses of $6,959 in 2005 and $36,913 in 2004 in the quarter. The Company had a loss on operations of ($7,055) in 2005 compared to ($37,409) in 2004 in the quarter. The loss per share was ($.0003) and ($.0139) in 2005 and 2004 respectively.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce manufacture water craft business.


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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                                      None

ITEM 2.           CHANGES IN SECURITIES

     The Company has issued restricted shares pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D as follows:

1. 300 restricted common shares issued to Hollytouch Corporation in lieu of $300 rent for office address for a period of six months.

2. 800 restricted common shares were issued to Albert Mardikian in lieu of royalty for a $400 royalty for period of six months.

3. 20,000 restricted common shares issued to Niraj Patel for $10,000 cash as part of a Private Placement.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES


      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                            None

ITEM 5.           OTHER INFORMATION

The Company had Preferred Stock authorized in its original Articles of Incorporation. After the quarter end, the Board has designated Series A Convertible Preferred Stock and authorized 50 shares designated as Series A Convertible Preferred Stock. No Series A was issued authorized or outstanding as of July 31, 2005.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.10 Certificate of Resignation of Rights & Priviledges of Series A Preferred


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