Form 10QSB
period 2005-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2005-12-16
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended Commission             File Number
                             October 31, 2005                 000-27211

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

26,925,809 common shares as of October 31, 2005

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

Notes to Financial Statements                              F - 5

                               Jaspers + Hall, PC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc.
Rancho Cucamonga, California

We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. (a Development Stage Company) as of October 31, 2005 and the related statements of operations for the three months and six months periods ended October 31, 2005, and the related statements of cash flows for the six months ended October 31, 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended October 31, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America and the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with auditing standard No. 1 of the Public Company Accounting Oversight Board (United States), the balance sheet as of April 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated September 21, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of October 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Jaspers + Hall, PC.
Denver, Colorado
December 9, 2005
/s/Jaspers + Hall, PC.
                                      F - 1





                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                                    October 31,        April 30,
                                                                       2005              2005
                                                                   --------------     ------------

ASSETS:

Current Assets:
  Cash                                                              $   2,824          $     180
                                                                   --------------     ------------

 Total Current Assets                                                   2,824                180
                                                                   --------------     ------------


Fixed assets - mold plug                                              139,062                  -
                                                                   --------------     ------------

TOTAL ASSETS                                                         $141,886          $     180
                                                                   ==============     ============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses                             $  64,100           $ 62,873
  Advances from stockholders                                          126,214              6,375

  Loan payable - bank                                                  17,892                  -
                                                                   --------------     ------------

TOTAL LIABILITIES                                                     208,206             69,248
                                                                   --------------     ------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 26,925,809 and 26,820,000 shares
    issued and outstanding, respectively                                2,693             2,682
  Share committed to be issued                                            110
  Additional paid-in capital                                           49,475             26,730
  Deficit accumulated during the development stage                   (118,598)           (98,480)
                                                                   --------------     ------------

Total Stockholders' Deficit                                           (66,320)           (69,068)
                                                                   --------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $141,886           $    180
                                                                   ==============     ============









See accountants review report and the accompanying notes to the financial statements.








                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                             Three Months Ended                 Three Months Ended            March 16, 1998
                                                 October 31,                        October 31,               (Inception) to
                                     ------------------------------------ --------------------------------
                                           2005               2004             2005             2004         October 31, 2005
                                           ----               ----             ----             ----         ----------------



INCOME                                $       -         $         -       $         -      $       -        $   25,000


OPERATING EXPENSES:
Professional fees                           500              29,000              3,745         29,000           95,422
Bank charges                                 37                   -                131              -              637
Telephone                                 1,000               1,000              2,200          1,000            4,639
Entertainment                               231               1,000                253          1,000              291
Travel                                    6,484                 980              8,448            980           12,630
Settlement of debt                            -                   -                  -              -           17,000
Stock compensation                          112                   -                113              -            2,525
Miscellaneous expenses                    2,244                   -              4,671              -            9,393
                                     ------------------ ----------------- ---------------- ---------------  --------------------

Total Operating Expenses                 10,608              31,980             19,561          31,980         142,537
                                     ------------------ ----------------- ---------------- ---------------  --------------------

OTHER INCOME (EXPENSES)

Interest expense                           (558)                  -               (558)              -          (1,061)
                                     ------------------ ----------------- ---------------- ---------------  --------------------

Net Loss from Operations              $ (11,166)        $   (31,980)      $    (20,119)    $   (31,980)      $(118,598)
                                     ================== ================= ================ ===============  ====================

Weighted average number of
  shares outstanding                 26,828,715           2,700,000         26,851,361       2,700,000


Net Loss Per Share                  $      (.00)             (0.012)      $     (0.001)    $    (0.012)
                                     ================== ================= ================ ===============




See accountants' review report and the accompanying notes to the financial statements.








                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of cash flows
                                   (Unaudited)

                                                                                                March 16, 1998
                                                                  Six Months Ended              (Inception) to
                                                                     October 31,                 October 31,
                                                          ----------------------------------
                                                                2005               2004              2005
                                                          -----------------    -------------    ---------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                               $      (20,119)      $  (31,980)      $  (118,598)
  Non-cash items included in loss:
    Stock issued for services                                           -                -             4,525
Changes in assets and liabilities:
    Increase in accounts payable                                  124,621                -           124,620
    Increase in accrued expenses                                   (3,554)          33,080            59,320
                                                          -----------------    -------------    ---------------
     Total Adjustments                                            121,067           33,080           188,465
                                                          -----------------    -------------    ---------------

Net Cash Used in Operating Activities                             100,949            1,100            69,867
                                                          -----------------    -------------    ---------------

Cash Flows From Investing Activities:
 Purchase of Mold Plug                                           (139,062)               -          (139,062)
                                                          -----------------    -------------    ---------------

Net Cash Used in Investing Activities                            (139,062)               -          (139,062)
                                                          -----------------    -------------    ---------------

Cash Flow From Financing Activities:
  Proceeds (payments) to/from short-term borrowings                     -           (3,100)           24,266
  Proceeds from bank loan                                          17,892            2,000                 -
  Issuance of common stock                                         22,866                -            47,753
                                                          -----------------    -------------    ---------------
  Net Cash Provided By Financing Activities                        40,758           (1,100)           72,019
                                                          -----------------    -------------    ---------------

Increase (Decrease) in Cash                                         2,644                -             2,824

Cash and Cash Equivalents - Beginning of period                       180                -                 -
                                                          -----------------    -------------    ---------------


Cash and Cash Equivalents - End of period                          $2,824             $   -     $      2,824
                                                          =================    =============    ===============




See accountants' review report and the accompanying notes to the financial statements.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Medina International Holdings, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2005, and the results of operations for the three month and six month period ended October 31, 2005 and 2004, and cash flows for the six months ended October 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2005.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. At October 31, 2005, the Company's current liabilities exceeded its current assets by 205,382. Also, the Company's operations generated no income during the current period ended and the Company's deficit is 118,598.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow


3. Fixed Assets

Fixed Assets at October 31, 2005 consisted of the following:

Mold Plug  $139,062


4. Capital Stock Transactions during the period consisted of the following:

     The Company has issued during the three months period ending 10-31-2005, restricted shares pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D as follows:

 1. 200 restricted common shares issued to Bloomfield Financials,Inc. for cash.
 2. 200 restricted common shares issued to Patricia Bloomfield for cash
 3. 200 restricted common shares issued to Michael K. Allen & DO for cash.
 4. 200 restricted common shares issued to DMA Consulting for cash.
 5. 400 restricted common shares issued to Fryer & Associates & DO for cash.
 6. 200 restricted common shares issued to Janet Fryer for cash.
 7. 200 restricted common shares issued to Leo D Beattie for cash.
 8. 200 restricted common shares issued to Paul Joseph for cash.
 9. 300 restricted common shares issued to Vatche Khedesian for cash.
10. 10,000 restricted common shares issued to Greg B Beam for cash.
11. 400 restricted common shares issued to Vasumathi Krishnanad for cash.
12. 1,000 restricted common shares issued to Ashok K Bangalore for cash.
13. 200 restricted common shares issued to Sang Kim for cash.
14. 2,000 restricted common shares issued to Robert Medina for cash.
15. 6,000 restricted common shares issued to Ron L Lara for cash.
16. 2,000 restricted common shares issued to Issac L Burciaga for cash.
17. 200 restricted common shares issued to Jennifer D. Haro for cash.
18. 200 restricted common shares issued to Laticia Leal for cash.
19. 5,203 restricted common shares issued to Arun Madhav for services.
20. 5,203 restricted common shares issued to Tony A. Eshiet for services.
21. 5,203 restricted common shares issued to Mike Swanson for services.
22. 20,000 restricted common shares issued to Point Of View per license agreement.
23. 25,000 restricted common shares issued to William Pang for Services.

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

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to develop its commerce some business ventures.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2005 COMPARED TO SAME PERIOD ENDED OCTOBER 31, 2004.

The Company had no revenues in the three-month period ended October 31, 2005 and 2004. The Company is in the pursuit of acquisition or merger with other business The Company will seek financing for an attempt to acquire other companies. The Company is planning to manufacture water craft. The Company incurred operating expenses of $10,608 in 2005 and ($31,980) in 2004 in the quarter. The Company had a loss on operations of ($11,166) in 2005 compared to $31,980 in 2004 in the quarter. The loss per share was ($.00) and ($.012) in 2005 and 2004 respectively.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to develop/manufacture water craft business.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2005 COMPARED TO SAME PERIOD ENDED OCTOBER 31, 2004.

The Company had no revenues in the six-month period ended October 31, 2005 or 2004. The Company is in the pursuit of acquisition or merger with other business The Company may seek financing for an attempt to acquire companies. The Company is intending to manufacture water craft. The Company incurred operating expenses of $19,561 in 2005 and $31,980 in 2004 in the quarter. The Company had a loss on operations of ($20,119) in 2005 compared to ($31,980) in 2004 in the quarter. The loss per share was ($.001) and ($.012) in 2005 and 2004 respectively.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to commerce manufacture water craft business.


LIQUIDITY AND CAPITAL

         The Company had only $2,824 in cash as of October 31, 2005, which is insufficient for any operations of significance. The Company will need to raise additional capital through loans, or raise equity capital through private placements in order to carry out any operational plans. The Company has no sources of such capital at this time.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

However the Company has acquired the Water Craft Mold Plug from the two major shareholders of the Company. Cost of the mold amounted to $108,003. The mold is being completed by the Company. The Company has invested $139062 on the mold and development work.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of their opinion in the audit report for the year ended April 30, 2005. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of 205,381, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of October 31, 2005 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               None

ITEM 2.  CHANGES IN SECURITIES

     The Company has issued during the three months period ending 10-31-2005, restricted shares pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D as follows:

 1. 200 restricted common shares issued to Bloomfield Financials,Inc. for cash.
 2. 200 restricted common shares issued to Patricia Bloomfield for cash
 3. 200 restricted common shares issued to Michael K. Allen & DO for cash.
 4. 200 restricted common shares issued to DMA Consulting for cash.
 5. 400 restricted common shares issued to Fryer & Associates & DO for cash.
 6. 200 restricted common shares issued to Janet Fryer for cash.
 7. 200 restricted common shares issued to Leo D Beattie for cash.
 8. 200 restricted common shares issued to Paul Joseph for cash.
 9. 300 restricted common shares issued to Vatche Khedesian for cash.
10. 10,000 restricted common shares issued to Greg B Beam for cash.
11. 400 restricted common shares issued to Vasumathi Krishnanad for cash.
12. 1,000 restricted common shares issued to Ashok K Bangalore for cash.
13. 200 restricted common shares issued to Sang Kim for cash.
14. 2,000 restricted common shares issued to Robert Medina for cash.
15. 6,000 restricted common shares issued to Ron L Lara for cash.
16. 2,000 restricted common shares issued to Issac L Burciaga for cash.
17. 200 restricted common shares issued to Jennifer D. Haro for cash.
18. 200 restricted common shares issued to Laticia Leal for cash.
19. 5,203 restricted common shares issued to Arun Madhav for services.
20. 5,203 restricted common shares issued to Tony A. Eshiet for services.
21. 5,203 restricted common shares issued to Mike Swanson for services.
22. 20,000 restricted common shares issued to Point Of View per license agreement.
23. 25,000 restricted common shares issued to William Pang for Services.

All proceeds were used for working capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

             None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5. OTHER INFORMATION

The Company had Preferred Stock authorized in its original Articles of Incorporation. After the quarter end, the Board has designated Series A Convertible Preferred Stock and authorized 50 shares designated as Series A convertible Preferred Stock. No Series A was issued or outstanding as of October 31, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.10 Certificate of Resignation of Rights & Privileges of Series A Preferred.

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

Date: December 09, 2005



MEDINA INTERNATIONAL HOLDINGS, INC.


Sd// Daniel Medina, President
- -------------------------------------------
Daniel Medina, President