Form 10QSB
period 2006-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2006-03-14
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


            For Quarter Ended                         Commission File Number
            January 31, 2006                               000-27211

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

28,030,041 common shares as of January 31, 2006

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         ( (A Development Stage Company)

                              Financial Statements
                For the Nine-Month Period Ended January 31, 2006
                                   (Unaudited)

                     MEDINA INTERNATIONAL HOLDINGS, INC.
            (Formerly Known as Colorado Community Broadcasting, Inc.)
                                    FORM 10-Q

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report-                                                          F-1

Balance Sheets                                                            F-2

Statements of Operations                                                  F-3

Statements of Cash Flow                                                   F-4

Notes to Financial Statements                                       F-5 - F-6

                                Jaspers + Hall, PC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc.
Rancho Cucamonga, California

We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. ( as of January 31, 2006 and the related statements of operations for the three-month and nine-month periods ended January 31, 2006 and 2005, and the cash flows for the nine-months ended January 31, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended January 31, 2006. These financial statements are the responsibility of the Company's management.

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



Jaspers + Hall, PC
Denver, Colorado
March 8, 2006
/s/Jaspers + Hall, PC











                                    MEDINA INTERNATIONAL HOLDINGS, INC.
                                       (A Development Stage Company)
                                              Balance Sheets
                                                (Unaudited)



                                                                             January 31,      April 30,
                                                                                 2006            2005
                                                                           --------------------------------

ASSETS:

Current Assets:
  Cash                                                                      $    9,367       $      180

  Inventory                                                                     11,428                -
                                                                           --------------------------------
  Total Current Assets                                                          20,795              180
                                                                           --------------------------------


Work in Process - Mold                                                         161,773                -
                                                                           --------------------------------

TOTAL ASSETS                                                                  $182,568         $    180
                                                                           ================================


LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
  Accounts payable                                                           $  66,874        $  62,873
  Line of credits - bank                                                        23,999
  Deposits from customer                                                        10,000
  Short-term borrowing from shareholders - related parties                     134,542            6,375
                                                                           --------------------------------

TOTAL LIABILITIES                                                              235,415           69,248
                                                                           --------------------------------

Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 28,030,041 and 26,820,000 shares
    issued and outstanding, respectively                                         2,803            2,682
  Shares to be issued                                                           18,000
  Additional paid-in capital                                                    50,050           26,730
  Subscription receivable                                                            -                -
  Deficit accumulated during the development stage                            (123,700)         (98,480)
                                                                           --------------------------------

Total Stockholders' Deficit                                                    (52,847)         (69,068)
                                                                           --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $182,568       $      180
                                                                           ================================

See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.









                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                               Three Months Ended                  Nine Months Ended             March 16, 1998
                                                   January 31,                        January 31,                (Inception) to
                                        ----------------------------------------------------------------------
                                              2006             2005             2006              2005          January 31, 2006
                                        --------------------------------------------------------------------




INCOME                                   $          -      $        -       $ -     $ -     $        25,000


OPERATING EXPENSES:
Professional Fees                                1,412             500             5,157             29,500             96,834
Bank Charges                                                                         191                                   697
Telephone                                                                          2,200              1,000              4,639
Entertainment                                                                        253              1,000                291
Travel                                             851              87             9,299              1,068             13,481
Settlement expenses                                             17,000                               17,000             17,000
Stock compensation expenses                        243             592               356                592              2,768
Miscellaneous expenses                           1,273                             5,943                                10,666
                                        --------------------------------------------------------------------------------------------
Total Operating Expenses                         3,839          18,179            23,399             50,160            146,376
                                        --------------------------------------------------------------------------------------------

Net Loss from Operations                        (3,839)        (18,179)          (23,399)           (50,160)          (121,376)
                                        --------------------------------------------------------------------------------------------

OTHER EXPENSES
Interest expense                                (1,263)           (255)           (1,821)              (255)            (2,324)
                                        --------------------------------------------------------------------------------------------

NET LOSS                                 $      (5,102)    $   (18,434)     $    (25,220)     $     (50,415)    $     (123,700)
                                        ============================================================================================

Weighted average number of
  shares outstanding                        27,731,539      18,148,692        27,115,990         18,148,692

Net loss per share                              $ 0.00    $     (0.001)     $     (0.001)     $      (0.003)
                                        ===================================================================



See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.








                                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                          (A Development Stage Company)
                                             Statements of Cash Flows
                                                   (Unaudited)

                                                                                                 March 16, 1998
                                                                    Nine Months Ended            (Inception) to
                                                                       January 31,                January 31,
                                                             ---------------------------------
                                                                   2006             2005              2006
                                                             ------------------------------------------------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                   $      (25,220)  $  (50,672)     $  (123,700)
  Non-cash items included in loss:
    Stock issued for services                                           1,189          400            5,714
    Stock issued for debt                                                  -            -               700
   Changes in assets and liabilities:
    Increase in inventory                                             (11,428)          -           (11,428)
    Increase in accounts payable                                        4,001       50,672           66,874
    Increase in deposits from customers                                10,000                        10,000
                                                             ------------------------------------------------------
     Total adjustments                                                  3,762       51,072           71,860
                                                             ------------------------------------------------------
Net Cash Used in Operating Activities                                 (21,458)         400          (51,840)
                                                             ------------------------------------------------------

Cash Flows From Investing Activities:

 Purchase of mold plug                                               (161,773)          -          (161,773)
                                                             ------------------------------------------------------
Net Cash Used in Investing Activities                                (161,773)          -          (161,773)
                                                             ------------------------------------------------------

Cash Flow From Financing Activities:
  Proceeds from short-term borrowings                                 128,167        2,700          137,642
  Payment of short-term borrowings                                        -         (3,100)          (3,100)
  Proceeds from lines of credit                                        23,999           -            23,999

  Issuance of common stock                                             40,252           -            64,439
                                                             ------------------------------------------------------
  Net Cash Provided By Financing Activities                           192,418         (400)         222,980
                                                             ------------------------------------------------------

Increase (Decrease) in Cash                                             9,187           -             9,367

Cash and Cash Equivalents - Beginning of period
                                                                          180           -                -
                                                             ------------------------------------------------------


Cash and Cash Equivalents - End of period                     $         9,367           -      $      9,367
                                                             ======================================================

Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid
                                                              $            -   $        -      $         -
                                                             ======================================================
  Taxes paid
                                                              $            -   $        -      $         -
                                                             ======================================================

See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Presentation of Interim Information

In the opinion of the management of Medina International Holdings, Inc., formerly known as Colorado Community Broadcasting, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2006, and the results of operations for the three-months and nine-months ended January 31, 2006 and 2005, and cash flows for the nine-months ended January 31, 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2005

2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations generated no income during the current period ended and the Company's deficit is $(215,000) approximately.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.Property & Equipment : Property & Equipment are stated at cost. The Company fallows the practice of capitalization of Plant and Equipment purchased over $1,000. The cost of ordinary maintenance and repair is charged to operations, while renewals and replacements are capitalized. Depreciation is computed on straight line method. However the useful life of the related assets are estimated

4.Inventory: Inventory at January 31, 2006 were composed of the following:
1. Work in Progress: $11, 428.

5.Related Party Transactions: Short Term Borrowings During the year: officers of the Company advanced money for the operation of the company Total advances from the officers equal $134,542. Such advances are unsecured and bear no interest.

6.Capital Stock Transactions

The Company has issued during the nine months period ending 01-31-2006, restricted shares pursuant to exemptions from registration under Sections 4(2), 4(6), and Rule 506 Regulation D as follows:

a) 44,100 shares were issued for cash of $ 22,050.

b) 1,165,941 restricted common shares were issued for various services.

c) 33,332 restricted common shares were issued to Point of View for License.

Part I:  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Medina International Holding, Inc. ("Medina International Holding, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate, "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Some of these risks might include, but are not limited to, the following:

   a) volatility or decline of the Company's stock price;

    b) potential fluctuation in quarterly results;

    c) failure of the Company to earn revenues or profits;

    d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

    e) failure to achieve a business;

    f) rapid and significant changes in markets;

    g) litigation with or legal claims and allegations by outside parties;

    h) insufficient revenues to cover operating costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JANUARY 31, 2006 COMPARED TO SAME PERIOD ENDED JANUARY 31, 2005.

The Company had no revenues in the period in 2006 or 2005 . The Company is in the boat manufacturing and marketing business, but has achieved no sales, although it has orders for 2 boats. The Company incurred operations expenses of $3,839 in 2006 and $18,436 in 2005 in the quarter. The Company had a loss on operations of ($5,102) in 2006 compared to ($18,691) in 2005 in the quarter. The loss per share was nominal and ($.001) in 2006 and 2005 respectively.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED JANUARY 31, 2006 COMPARED TO THE SAME PERIOD ENDED JANUARY 31, 2005


The Company had no revenues in the period in 2006 or 2005. The Company had expenses of $23,399 and $50,160 in the periods in 2006 and 2005 respectively. The Company had a net loss of ($25,220) in the nine month period in 2006 compared to a net loss of ($50,415) in the same period in 2005. The loss per share for the nine month period was nominal in 2006 and in 2005.

The trend of losses can be expected to continue for the foreseeable future as the Company attempts to increase sales in the boat business. Company has imported two Hulls and Decks from China and assembly is in progress. A newly designed 22.1 feet Hull and Deck mold for Patrol, Rescue with fire pump has been developed. The company is assembling one boat for testing.

LIQUIDITY AND CAPITAL

The Company had $9,367 in cash as of January 31, 2006 which is insufficient for any operations. The Company will need to raise capital through loans or private
placements  in order to carry  out   operational  plans.  The  Company  has no
sources of such capital at this time.

NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct any business activities in the next twelve months. The company has commenced a private placement of shares @ $.50 share for up to 1,500,000 shares.

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

"GOING CONCERN" QUALIFICATION

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt of $235,415 all of which is current, minimal cash, illiquid other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of January 30, 2006 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES

     The Company has issued during the three months period ending 10-31-2005, restricted shares pursuant to exemptions from registration under Sections 4(2), 4(6), and Rule 506 Regulation D as follows:

a) 44,100 shares were issued for cash of $ 22,050.

b) 1,165,941 restricted common shares were issued for various services.

c) 33,332 restricted common shares were issued to Point of View for License

ITEM 3. DEFAULT UPON SENIOR SECURITIES

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       None

ITEM 5. OTHER INFORMATION
The Company had Preferred Stock authorized in its original Articles of Incorporation. The Board has designated Series A Convertible Preferred Stock and authorized 50 shares designated as Series A Preferred stock. No Series A shares are issued or outstanding as of January 31, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.10 Certificate of Designation of Rights and Privileges of Series A Preferred.

                                  Filing Date

Form 8K/A                        12-10-2005
Form 8K                            8-5-2005
Form 8K                           8-17-2005

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 10, 2006



                                  Medina International Holdings, Inc.


                                  Madhava Rao Mankal
                            -------------------------------------
                          /s/Madhava Rao Mankal Chief Financial Officer