Form 10KSB
period 2006-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2006-08-14
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to

                        Fiscal Year Ended April 30, 2006

                        Commission file number 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC
                  -------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                          84-1469319
        --------                          ----------
(State of incorporation)        (I.R.S. Employer Identification No.)

               10088 6th Street, Suite G, Rancho Cucamonga, CA 91730
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [X]

State issuer's revenues for its most recent fiscal year.  $0

There were 28,938,391 shares of the Registrant's common stock outstanding as of April 30, 2006.

The aggregate market value of the 6,589,282 shares of voting common stock held by non-affiliates of the Registrant is approximately $$2,240,355 based on last price on August 10, 2006.

                                TABLE OF CONTENTS

PART I

            Item 1.   Description of Business                                 1
            Item 2.   Description of Property                                 2
            Item 3.   Legal Proceedings                                       2
            Item 4.   Submission of Matters to a Vote of Security Holders     2

PART II

            Item 5.   Market for Common Equity and Related Stockholder
                      Matters                                                 2
            Item 6.   Management's Discussion and Analysis or Plan of
                      Operation                                               3
            Item 7.  Financial Statements                                     6
            Item 8.  Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure                      6
            Item 8A. Controls and Procedures                                  7
            Item 8B  Other Information                                        7

PART III

        Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the Exchange Act  7
        Item 10.  Executive Compensation                                      10
        Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management                                                  11
        Item 12.  Certain Relationships and Related Transactions              11
        Item 13.  Exhibits and Reports on Form 8-K                            12
        Item 14.  Principal Accountant Fees and Services                      12

            SIGNATURES                                                        13

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

         MEDINA INTERNATIONAL HOLDINGS, INC (the "Company") was formed on June 23, 1998. The Company contracted to purchase the low power television license and station serving Estates Park, Colorado. It planned to operate the station to broadcast local programming mixed with appropriate national programming. The Company was unable to complete purchase arrangements and withdrew from the contract.

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

The Company now has commenced Boat manufacturing business operations and is seeking capital to operate. Management intends to manufacture and sell recreational, Fire CAT and Rescue CAT boats, and has taken the following actions during the year ended 4-30-2006.

1. Management has signed a licensing agreement on February 23, 2005 with Mr. Albert Mardikian to Manufacture and sell recreational boats.

2. Management has signed a license agreement on January 24, 2006 with Mr. Albert Mardikian to use the Water Pump Patent for boats designed by Medina International Holdings, Inc. and/or 12' V bottom boats designed by Albert Mardikian,.

3. Management has signed a licensing agreement on June 15, 2006 with Mr. Albert Mardikian to manufacture and sell 15' Fire Rescue boats designed by Mr. Albert Mardikian.

ITEM 2. DESCRIPTION OF PROPERTIES
        -------------------------
a) Facilities
   ----------
The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 10088 6th Street Suite G, Rancho Cucamonga, CA 91730. The Company pays nominal rent of $50 rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

b) Real Property
   -------------

   None


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
As of April 30, 2006, the Company was not a party to any legal proceedings.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------
Company received Symbol `MIHI' to be traded on the Bulletin Board on May 31, 2006.

As of the date of this report, there had been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                        2006              High          Low
                  First quarter             *             No Quote
                  Second quarter            *             No Quote
                  Third quarter             .34           .00

                        2005               High          Low
                  First quarter             *          No Quote
                  Second quarter            *          No Quote
                  Third quarter             *          No Quote
                  Fourth quarter            *          No Quote


As of April 30, 2006, there were 82 shareholders of the Company's common Stock.

            The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc." the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by Medina International Holdings, Inc. in those statements. Important facts that could prevent Medina International Holdings, Inc. from achieving any stated goals include, but are not limited to, the following:

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


     There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company and any Current Reports on Form 8-K filed by the Company.

Financial Condition and Changes in Financial Condition
-------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had total assets of $1,968 in cash at year ended April 30, 2006 and liabilities of $252,540 The Company has insufficient assets and cash to carry on any operations and will have to sell stock or borrow money to achieve any capital. The Company has no source for any such capital, whatsoever.

Results of Operations
----------------------

Results of Operation for the Year ended April 30, 2006 is compared to year ended April 30, 2005.
--------------------------------------------------------------------------------

The Company had no revenues for the year ended April 30, 2006 and for year ended April 30, 2005. The company incurred $1,039,501 in administrative expenses in year ended April 30, 2006 compared to $61,427 in the year ended April 30,2005.

In the year ended April 30, 2006, the Company had an operating loss of ($1,039,512) including interest accrual, compared to the prior year's loss of ($61,682). Net loss per share in year ended April 30, 2006 was ($.038) per share compared to a loss in the prior fiscal year of ($.0022) per share.

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

The Company will need to raise additional funds to expand its business activities in the future, and s preparing a private offering memorandum to attempt to raise $250,000 in operating capital.

The Company has established a $20,000 Line of Credit for working capital.

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

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenue, limited capital, debt in excess of $252,540, no significant cash, minimal other assets, and no capital commitments.

Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $100,000.

ITEM 7.  Financial Statements
          --------------------

              Please refer to pages F-1 through F-8.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company changed accountants from Michael Johnson & Co. to Jaspers + Hall PC as a result of the purchase of Michael Johnson & Co. by Jaspers + Hall PC.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Michael Johnson & Co., LLC.for the period ended April 30, 2004and April 30, 2003 contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period April 30, 2004, and April 30, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

The audit report by Jaspers + Hall, PC for the period ended April 30, 2005 contains an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers + Hall, PC for the period April 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

ITEM 8a CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers fourth fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 8B.

Other Information
-----------------

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE  WITH
SECTION 16(A)
--------------------------------------------------------------------------------

The directors and executive officers of the Company as of April 30, 2006, are as follows:

  Name                  Age      Position                        Term
  ----                  ---      --------                        ----
1. Daniel Medina         52   President/Director                Annual

2. Madhava Rao Mankal    55   Chief Financial Officer/Director  Annual

3. Mike Swanson          49   Director                          Annual

4. Tony Eshiet           48   Director                          Annual

5. Arun Madhav           44   Director                          Annual

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding in the past five years.

Daniel Medina 52: Mr. Medina started as a Sales Rep/ Production Manager in 1973-1985 with Rosemary's Draperies. Daniel Medina owned Lavey Craft Boat Co. from 1985-1992. Mr. Medina was also a partner in California Cool Custom Boats from 1992- June 1997. He was the designer and manufacturer of all of their boats. Mr. Medina served as Director of Sales and Marketing and Production Manager for Sonic Jet Performance, Inc. since October 1999 to October 2001 and successfully increased the company revenue by 50%. He has extensive experience in every phase of sales, marketing and manufacturing.

Madhava Rao Mankal 55: Mr. Mankal has more than 28 years of experience as an executive. He has served as President/CFO of Force Protection, Inc. ( formerly Sonic Jet Performance, Inc.) since May 1999 to December 31, 2003. He was a member of the Board of Directors of Force Protection, Inc until September 30, 2004. He has over 25 years of senior financial management experience which includes the position of controller, chief financial officer and financial advisor. He is a Certified Chartered Accountant from India and Cost Accountant from India, and Certified Management Accountant from USA. He is member of the Institute of Chartered Accountants of India, Institute of Cost and Works Accountants of India and Institute of Management Accountants, USA. He has Bachelor Degree in Commerce from Bangalore University.


Michael Swanson 49: Michael Swanson has worked for the City of Orange Fire Department since 1983 and his present position is Fire Captain. Prior to that, he worked for the Federal Fire Department, for four years. He is an active member of the Orange Fire Department Medical Core Committee, Safety Committee, and Physical Fitness Committee. He is also a member of the International Association of Fire Fighters Local 2386, and a member of the California Professional Firefighters. He has received the Valor Award in 1999 from the Orange Rotary Club for saving the life of a child. Michael Swanson is a Certified Instructor at Saddleback College Paramedic School 1999, Spinal Immobilization Instructor 1998, Advanced Airway Instructor 1995, Emergency Technician Instructor 1989, State Paramedic 1986, State Fire Officer (on going), Haz Mat, Trench, Swift Water, Confined Space First Responder (on going).

Tony A. Eshiet 48: Tony Eshiet has been the Chief Operating Officer of HollyTouch Corporation since August 2001. Prior to his current position, Mr. Eshiet was a Executive Vice President and Financial Center Manager of CITIBANK from June 2000 to August 2001. Prior to joining Citibank Mr. Eshiet was the Vice-President and Branch Manager of WELLS FARGO BANK from September 1991 to June 2000, managed high-level branches in Century City, Long Beach and Monterey Park in California, USA. The bank had recognized Mr. Eshiet as a "Circle of Stars Performer on many occasions, he has also received Wells Fargo's "Golden Coach Award" as number one top Branch Manager in sales and customer service. Mr. Eshiet has a Bachelor of Science degree in Banking and Finance from Johnson C. Smith University in Charlotte, North Carolina where he was honored as an "Outstanding Student of the Year". Mr. Eshiet also has his Master Degree in Business Administration (M.B.A) from the University of Phoenix. Mr. Eshiet holds a number of licenses in the financial and investment field: Series 7, Series 24, Series 63 and also Life and Health. Mr. Eshiet serves on Corporate Board of Directors of S & P Investment Inc. and American Film Venture Group.


Arun Madhav 44 is a founder - director of Eka Technologies, Inc, a product design and development company from May 2003. Prior to founding Eka, Arun held various positions at Interlink Electronics, Inc. between April 1997 - May 2003., with the most recent being that of Director of Product Marketing at Interlink Electronics, Inc (LINK). During his tenure at Interlink, he introduced several new and innovative products ranging from RF remotes to signature pads. Prior to Intelink, he introduced several new system level products in the field of Non-Destructive testing for companies such as Physical Acoustics, Nuson and Ultran Laboratories. Arun has a BS in Mechanical Engineering from Bangalore University, an MS in Engineering Science and Mechanics from Virginia Tech, and an MBA from California State University, Northridge.


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

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings. The Company believes required filings have been made.

ITEM 10. EXECUTIVE COMPENSATION
- -------------------------------

     The Company paid or accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended April 30, 2006 and 2005. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                   Annual Compensation                         Awards
- -----------------------------------------------------------------------------------------------------------------------
Name and Principal       Year         Salary ($)     Bonus ($)    Other Annual            Restricted Stock     Securities
Position                                                          Compensation ($)        Award(s)             Underlying Options/
                                                                                          ($)                  SARs (#)
- -----------------------------------------------------------------------------------------------------------------------
Daniel Medina,           2004         0              0            0                       12,000,0000          0
President and            2005         0              0            0                       0                    0
Director                 2006         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Madhava Rao Mankal       2004         0              0            0                       12,000,0000          0
Chief Financial Officer  2005         0              0            0                       0                    0
and Director             2006         0              0            0                       0                    0
-------------------------------------------------------------------------------------------------------------------------
Mike Swanson             2004         0              0            0                       0                    0
                         2005         0              0            0                       11,453               0
Director                 2006         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Tony Eshiet              2004         0              0            0                       0                    0
                         2005         0              0            0                       11,453               0
Director                 2006         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------
Arun Madhav              2004         0              0            0                       0                    0
                         2005         0              0            0                       11,453               0
Director                 2006         0              0            0                       0                    0
- -----------------------------------------------------------------------------------------------------------------------

All Officers             2004         0              0            0                       0                    0
as a group (2)           2005         0              0            0                       0                    0
                         2006         0              0            0                       0                    0


Directors are not paid
50 Preferred shares of `A' series to two directors have been approved by the independent members of the Board on May 20, 2005, but have not been issued.

The Company has no employee incentive stock option plan.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which resulted or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Aggregated  Option/SAR Exercises in Last Fiscal Year and FY-End option/SAR value
(None)

Long Term Incentive Plans - Awards in Last Fiscal Year (None)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information, as of April 30, 2006, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by officers and directors.

                                         Number of        Percentage of
                  Name                   Shares Owned           Class
-------------------------------------   ----------------  -------------

Daniel Medina                           11,099,000            38.28
Madhava Rao Mankal                      11,245,000            38.80
Mike Swanson                                17,703             0.06
Tony Eshiet                                 17,703             0.06
Arun Madhav                                 19,703             0.07
Officers and Directors as a group       22,399,109            77.27



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

Transactions with Management and Others
----------------------------------------

There were no transactions or series of transactions during the Registrant's last fiscal year or the current fiscal year, or any currently proposed transactions or series of transactions of the remainder of the fiscal year, in which the amount involved exceeds $60,000 and in which to the knowledge of the Registrant, any director, executive officer, nominee, future director, five percent shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest, except as follows:

 53,109 restricted common shares issued to three directors for Services

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

The following documents have been filed during the year ended April 30, 2006:

Reports on Form 8-K:

8K - filed January 30, 2006
8K - filed July 14, 2006

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Company has provide for Audit services $2,500 for the year ended April 30, 2005.

General. Jaspers + Hall, PC is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services is compatible with maintaining Jaspers + Hall, PC's independence.

         Audit Fees. Our former auditor Michael Johnson & Co, LLC billed the Company $8,000 for the following professional services: audit of the annual financial statement of the Company for the fiscal years ended April 30, 2003, 2004, 2005 and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended July 31, 2003, October 31, 2003, January 31, 2004, July 31, 2004, October 31, 2004, January 31, 2005, July 31,
2005, October 31, 2005 and January 31, 2006.

         Jaspers + Hall billed $4,000 for review services in fiscal 2005, ended April 30, 2006.

         There were no audit related fees paid in 2002, 2003, 2004 or 2005. There were no tax fees or other fees in 2003, 2004, 2005 or 2006 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors" engagement for the audit year 2003, 2004, 2005 and 2006.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                             PAGE
                                                            -------
INDEPENDENT AUDITOR'S REPORT............................     F-1

BALANCE SHEET................................................F-2

STATEMENT OF OPERATIONS .....................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..................F-4

STATEMENT OF CASH FLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS.............................F-6 - F-8

                       MEDINA INTERNATIONAL HOLDINGS, INC
                          (A Development Stage Company)

                              Financial Statements
                                 April 30, 2006

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors
  of Medina International Holdings, Inc.

We have audited the accompanying balance sheets of Medina International Holdings, Inc., as of April 30, 2006, and 2005, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, and for the period March 16, 1998 (date of inception) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medina International Holdings, Inc. at April 30, 2006, and 2005, and the results of its operations and its cash flows for the years then ended, and for the period March 16, 1998 (date of inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


July 20, 2006




                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                    April 30,



                                                                     2006             2005
                                                                 -------------    -------------
ASSETS:

Current Assets:
  Cash                                                                $ 1,968            $ 180
  Inventory                                                            11,428                -
  Prepaid Expenses                                                        800                -
                                                                 -------------    -------------
   Total Current Assets                                                14,196              180
                                                                 -------------    -------------

Other Assets: Mold for Fire Rescue Boat                               188,910                -
                                                                 -------------    -------------

TOTAL ASSETS                                                        $ 203,106            $ 180
                                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued interest                              $ 79,784         $ 62,473
  Lines of credit                                                      25,765                -
  Note payable                                                         17,000                -
  Related parties - short-term borrowings from shareholders           129,991            6,825
                                                                 -------------    -------------

TOTAL LIABILITIES                                                     252,540           69,298
                                                                 -------------    -------------

Stockholders' (Deficit):
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued or outstanding                            -                -
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 28,938,391 and 26,820,000
    shares issued and outstanding                                         2,894          2,682
  Additional paid-in capital                                          1,085,464         26,480
  Deficit accumulated during the development stage                   (1,137,792)       (98,280)
                                                                 -------------    -------------

Total Stockholders' Deficit                                           (49,434)         (69,118)
                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 203,106            $ 180
                                                                 =============    =============

The accompanying notes are an integral part of theses financial statements.


                      MEDINA INTERNATIONAL HOLDINGS, INC.

                          (A Development Stage Company)
                             Statement of Operations



                                                                                         March 16, 1998
                                                    Year Ended                           (Inception) to
                                                    April 30,                              April 30,
                                                       2006               2005                2006
                                                  ---------------    ---------------    -----------------

INCOME                                                       $ -                $ -             $ 25,000


OPERATING EXPENSES:
Professional Fees                                         17,185             34,075              108,863
Bank Charges                                                 270                 20                  776
Telephone                                                  2,647              2,389                5,086
Travel                                                    10,799              1,009               15,019
Settlement of debt                                             -             17,000               17,000
Stock compensation                                       993,313              2,400              995,713
Miscellaneous expenses                                    15,287              4,534               19,821
                                                  ---------------    ---------------    -----------------
 Total Operating Expenses                              1,039,501             61,427            1,162,278
                                                  ---------------    ---------------    -----------------
Other Income(Expense)
Interest expense                                             (63)              (255)                (566)
Other income                                                  52                  -                   52
                                                  ---------------    ---------------    -----------------
  Net Other Income                                           (11)              (255)                (514)
                                                  ---------------    ---------------    -----------------
Net Loss from Operations                            $ (1,039,512)         $ (61,682)        $ (1,137,792)
                                                  ===============    ===============    =================

Weighted average number of
  shares outstanding                                  27,368,869         26,820,000

Net Loss Per Share                                      $ (0.038)          $ (0.002)
                                                  ===============    ===============
* Less than $0.01 per share                                   *                   *


The accompanying notes are an integral part of these financial sstatements.



                      MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Deficit


                                                                                                      Deficit Accum.
                                                                       Additional                     During the
                                                Common Stock             Paid-In      Subscription    Development
                                            Shares         Amount        Capital      Receivable         Stage           Totals
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance -  March 16, 1998                            -          $ -            $ -            $ -              $ -              $ -
Stock issued for services                    2,400,000          240          1,760              -                -            2,000
Stock issued for cash                          300,000           30         24,970        (10,500)               -           14,500
Net loss for year                                                                                           (2,793)          (2,793)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance -  April 30, 1999                    2,700,000          270         26,730        (10,500)          (2,793)          13,707
                                         --------------   ----------   ------------  -------------   --------------   --------------
Cash payment of subscription receivable              -            -              -         10,250                -           10,250
Net loss for year                                    -            -              -              -           (5,253)          (5,253)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance -   April 30, 2000                   2,700,000          270         26,730           (250)          (8,046)          18,704
                                         --------------   ----------   ------------  -------------   --------------   --------------
Net loss for year                                    -            -              -              -          (21,426)         (21,426)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance -  April 30, 2001                    2,700,000          270         26,730           (250)         (29,472)          (2,722)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Net income for year                                  -            -              -              -            4,881            4,881
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance - April 30, 2002                     2,700,000          270         26,730           (250)         (24,591)           2,159
                                         --------------   ----------   ------------  -------------   --------------   --------------
Net loss for year                                    -            -              -              -           (4,610)          (4,610)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance - April 30, 2003                     2,700,000          270         26,730           (250)         (29,201)          (2,451)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Net loss for year                                    -            -              -              -           (7,397)          (7,397)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance - April 30, 2004                     2,700,000          270         26,730           (250)         (36,598)          (9,848)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Stock issued for services                   24,120,000        2,412              -              -                -            2,412
Subscription receivable                              -            -           (250)           250                -                -
Net loss for year                                    -            -              -              -          (61,682)         (61,682)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance - April 30, 2005                    26,820,000        2,682         26,480              -          (98,280)         (69,118)
                                         --------------   --------------------------------------------------------------------------
Stock issued for services                    2,042,291          204          2,792              -                -            2,996
Stock issued for cash                          126,100           13         63,037              -                -           63,050
Net loss for year                                    -            -              -              -          (46,362)         (46,362)
                                         --------------   ----------   ------------  -------------   --------------   --------------
Balance - April 30, 2006                    28,988,391      $ 2,899       $ 92,309            $ -       $ (144,642)       $ (49,434)
                                         ==============   ==========   ============  =============   ==============   ==============

Stock issued for services                    1,954,109          195        976,860              -                -          977,055
Stock issued for royalties                       3,600            1          1,799              -                -            1,800
Stock issued for rent                            1,250            -            625              -                -              625
Stock issued foir license                       33,332            3         16,663              -                -           16,666
Stock issued for consideration                  50,000            5         24,995              -                -           25,000
Stock issued for cash                          126,100           13         63,037              -                -           63,050
Net loss for year                                    -            -              -              -      $(1,039,512)      (1,064,512)
                                         --------------   ----------    -----------   ------------   --------------   --------------
Balance - April 30, 2006                    28,988,391      $ 2,899      $ 110,459            $ -      $(1,137,792)       $ (49,434)
                                         =============    ==========    ===========   ============   ==============   ==============

The accompanying notes are an integral part of these financial statements.


                       MEDINA INTERNATIONAL HOLDING, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 Indirect Method




                                                                                                  March 16, 1998
                                                                         Year Ended               (Inception) to
                                                                         April 30,                  April 30,
                                                                  2006              2005              2006
                                                              -------------     -------------    ---------------
Cash Flows From Operating Activities:
  Net (Loss)                                                  $ (1,039,512)        $ (61,682)      $ (1,137,792)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                                     996,,146             2,412            998,558
   Changes in assets and liabilities:
     Increase in inventory                                         (11,428)                -            (11,428)
     Increase in prepaid expenses                                     (800)                -               (800)
     Increase in accounts payables                                  17,311            59,450             79,784
                                                              -------------     -------------    ---------------
                                                                 1,001,229            61,862          1,066,114
                                                              -------------     -------------    ---------------
Net Cash Used in Operating Activities                              (38,283)              180            (71,678)
                                                              -------------     -------------    ---------------
Cash Flows From Investing Activities:
  Purchase of mold                                                (188,910)                -           (188,910)
                                                              -------------     -------------    ---------------
Net Cash Used in Investing Activities                             (188,910)                -           (188,910)
                                                              -------------     -------------    ---------------

Cash Flow From Financing Activities:
  Increase in lines of credit                                       25,765                 -             25,765
  Proceeds from note payable                                        17,000                 -             17,000
  Proceeds (payments) from advances by shareholders                123,166                 -            129,991
  Issuance of common stock for cash                                 63,050                 -             89,800
                                                              -------------     -------------    ---------------
  Net Cash Provided By Financing Activities                        228,981                 -            262,556
                                                              -------------     -------------    ---------------
Increase (Decrease) in Cash                                          1,788               180              1,968

Cash and Cash Equivalents - Beginning of period                        180                 -                  -
                                                              -------------     -------------    ---------------
Cash and Cash Equivalents - End of period                          $ 1,968             $ 180            $ 1,968
                                                              =============     =============    ===============


Supplemental Cash Flow Information:
  Interest paid                                                        $ -               $ -                $ -
                                                              =============     =============    ===============
  Taxes paid                                                           $ -               $ -                $ -
                                                              =============     =============    ===============
The accompanying notes are an integral part of these financial statements.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations

MEDINA INTERNATIONAL HOLDINGS, INC (the "Company") was incorporated on March 16, 1998 in the state of Colorado. The Company is primarily engaged in raising capital funds from investors and is developing internally a Fire Cat boat. The Company has licenses to manufacture "Twelve Feet and Fifteen Feet Fire Rescue Jet and recreational boats".

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

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

Estimates

The preparation of financial statements in conformity with U.S generally accepted accounting principles requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at lower of cost (FIFO) or market. Inventories consists primarily of Hull & Deck Fiberglass parts and based on replacement cost.

Other Assets

Other asset consists of the cost of the Mold for 21 Feet Fire Rescue cat boat.

Net earning (loss) per share

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. There were no equivalents during period.

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

Fair Value of Financial Instruments

The carrying amount of accounts payable and advances payable are considered to be representative of its respective fair value because of the short-term nature of this financial instrument.

NOTE 2 - CAPITAL STOCK TRANSACTIONS:

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. The Company has issued 28,988,391 shares to eighty two individuals for $87,800 and services.

1. 1,250 restricted common shares issued to Hollytouch Corporation in lieu of $625 rent for office address for a period of twelve months.

2. 3,600 restricted common shares were issued to Albert Mardikian in lieu of royalty for a $1,800 royalty for period of twelve months.

3. 126,100 restricted common shares issued for $63,050 in cash as part of a Private Placement.

4.   53,109 restricted common shares issued to three directors for Services

5.   1,901,000 restricted common shares issued to 12 persons for Services.

6.   33,332 restricted common shares issued to Point of View for License.


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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
Net operating loss carryforwards                            $1,137,792
Valuation allowance for deferred tax assets                 (1,137,792)
                                                            --------

-------
Net deferred tax assets                                     $     -
                                                            =======

========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2006, the Company had net operating loss carryforwards of approximately $1,137,792 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 4 - Related Party Transactions:

Officers of the Company have provided services and advanced cash in the amount of $129,991 to the Company for operations. These advances are unsecured, bear no interest, and due on demand.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 April 30, 2006


NOTE 5 - GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceeds current assets in the amount of $238,344 and its current accumulated deficit is 1,137,792.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 6 - NOTE PAYABLE

At April 30, 2006, note payable consists of the following:

Note payable to individual, 6% interest,
 secured by common stock, due on demand                 $17,000
                                                        =======


NOTE 7  - SUBSEQUENT EVENT

1. Mold for the Fire Rescue and Rescue jet with Cat bottom has been completed. Manufacture of the first Fire Cat boat is in progress.

2. Company received Symbol `MIHI' to be traded on the Bulletin Board on May 31, 2006.


NOTE 8  - RECENT ACCOUNTING PRONOUNCEMENT

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MEDINA INTERNATIONAL HOLDINGS,INC.
(Registrant)

Date:  July 20, 2006
                                         /s/ Daniel Medina
                                         ------------------------------
                                         Daniel Medina, President