Form 10QSB
period 2006-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2006-08-31
CIK 1093248

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                    For Quarter Ended Commission File Number
                             July 31, 2006 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC.
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

       Registrant's telephone number, including area code:(303)741-5785


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to the filing requirements for at least the past 90 days.

                            Yes   X      No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

28,988,391 common shares as of July 31, 2006

                         Part I: FINANCIAL INFORMATION


                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                          INDEX OF FINANCIAL STATEMENTS

                                                            Page

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

Notes to Financial Statements                               F - 5

Jaspers + Hall, PC
Certified Public Accountants
9175 East Kenyon Ave., Suite 100
Denver, Colorado 80237

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc.
Rancho Cucamonga, California

We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. as of July 31, 2006 and the related statements of operations for the three-month periods ended July 31, 2006 and 2005, and the cash flows for the three-months ended July 31, 2006 and 2005 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended July 31, 2006. These financial statements are the responsibility of the Company's management.

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

Jaspers + Hall, PC
Denver, Colorado
August 28, 2006


                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                                 July 31,         April 30,
                                                                   2005             2006
                                                               --------------  ----------------
ASSETS:

Current Assets:
  Cash                                                                   $ -           $ 1,968
  Inventory                                                           19,168            11,428
  Prepaid expenses                                                       200               800
                                                               --------------  ----------------
      Total Current Assets                                            19,368            14,196
                                                               --------------  ----------------

Other Assets:
  Mold for fire rescue boat                                          219,074           188,910
  Investment in Genesis                                               25,000            25,000
                                                               --------------  ----------------
      Total Other Assets                                             244,074           213,910
                                                               --------------  ----------------
TOTAL ASSETS                                                       $ 263,442         $ 228,106
                                                               ==============  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Bank overdraft                                                       $ 200               $ -
  Accounts payable and accrued expenses                               69,563            79,784
  Lines of credit                                                     27,394            25,765
  Advance from customer                                               20,500                 -
  Notes payable                                                            -            17,000
  Short-term borrowings from stockholders                            144,769           129,991
                                                               --------------  --------------
TOTAL LIABILITIES                                                    262,426           252,540
                                                               --------------  ----------------
Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 28,988,391 and 28,988,391 shares
    issued and outstanding, respectively                               2,899             2,899
  Share committed to be issued                                        51,225                 -
  Additional paid-in capital                                       1,110,460         1,110,459
  Deficit accumulated during the development stage                (1,163,568)       (1,137,792)
                                                               --------------  ----------------
Total Stockholders' Deficit                                            1,016           (24,434)
                                                               --------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $ 263,442         $ 228,106
                                                               ==============  ================


See Accountants' Review Report


                      MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                   Three Months Ended                 March 16, 1998
                                                       July 31,                       (Inception) to
                                                2006               2005                July 31, 2006
                                                                                       -------------
                                           ---------------   -----------------


INCOME                                                $ -                 $ -                 $ 25,000


OPERATING EXPENSES:
Professional fees                                   8,480               3,245                  117,343
Bank charges                                           92                  94                      868
Telephone                                             378               1,200                    5,464
Travel                                              1,966               1,744                   16,985
Settlement of debt                                      -                   -                   17,000
Stock compensation                                      -                   -                  995,713
Miscellaneous expenses                             13,966                 676                   33,787
                                           ---------------   -----------------       ------------------
Total Operating Expenses                           24,882               6,959                1,187,160
                                           ---------------   -----------------       ------------------
OTHER INCOME (EXPENSES)
Interest expense                                     (894)                (96)                  (1,460)
other income                                                                                        52
                                           ---------------   -----------------       ------------------
                                                     (894)                (96)                  (1,408)

Net Loss from Operations                        $ (25,776)           $ (7,055)            $ (1,163,568)
                                           ===============   =================       ==================
Weighted average number of
  shares outstanding                           28,988,391          26,832,614

Net Loss Per Share                              $ (0.0009)          $ (0.0003)
                                           ===============   =================

See Accountants' Review Report


                      MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of cash flows
                                   (Unaudited)






                                                                                                 March 16, 1998
                                                                  Three Months Ended             (Inception) to
                                                                       July 31,                     July 31,
                                                                2005               2004               2005
                                                           ----------------    -------------     ---------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                     $ (25,776)        $ (7,055)       $ (1,163,568)
  Non-cash items included in loss:
    Stock issued for services                                        9,526            5,904             998,558
     Settlement of Debt                                             18,700
   Changes in assets and liabilities:
    Decrease (Increase) in prepaid expenses                            600              (75)               (200)
    Increase in inventory                                           (7,740)               -             (19,168)
    Increase in accounts payable and accrued expenses              (10,221)          (4,102)             69,563

    Increase in customer deposits                                   20,500                -              20,500
                                                           ----------------    -------------     ---------------

     Total adjustments                                              31,365            1,727           1,069,253
                                                           ----------------    -------------     ---------------

Net Cash Used in Operating Activities                                5,589           (5,328)            (94,315)
                                                           ----------------    -------------     ---------------

Cash Flow From Investing Activities:
  Mold cost                                                        (30,164)               -            (219,074)
                                                           ----------------    -------------     ---------------

  Net Cash Provided By Investing Activities                        (30,164)               -            (219,074)
                                                           ----------------    -------------     ---------------

Cash Flow From Financing Activities:
  Bank overdraft                                                       200                -                 200
  Proceeds (payments) to/from short-term borrowings                 (2,222)          (2,726)            144,769
  Increase from line of credit                                       1,629                -              27,394
  Issuance of common stock                                          23,000           10,700             141,026
                                                           ----------------    -------------     ---------------

  Net Cash Provided By Financing Activities                         22,607            7,974             313,389
                                                           ----------------    -------------     ---------------

Increase (Decrease) in Cash                                         (1,968)           2,646                   -

Cash and Cash Equivalents - Beginning of period                      1,968              180                   -
                                                           ----------------    -------------     ---------------

Cash and Cash Equivalents - End of period                              $ -          $ 2,826                 $ -
                                                           ================    =============     ===============



Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                        $ -              $ -                 $ -
                                                           ================    =============     ===============

  Taxes paid                                                           $ -              $ -                 $ -
                                                           ================    =============     ===============

 See Accountants' Review Report

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.       Presentation of Interim Information

         In the opinion of the management of Medina International Holdings, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2006, and the results of operations for the three months periods ended July 31, 2006 and 2005, and cash flows for the three months ended July 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2006.

2.       Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceeds its current assets by $243,058.

         Also, the Company's operations generated no income during the current period ended and the Company's deficit is $1,163,568.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow.

3. Inventory

At July 31, 2006, inventory consisted of $19,168 of finished goods.

4. Short-term Borrowings - related parties

At July 31, 2006, short-term borrowings - related parties consisted of advances from president and Chief Financial Officers of Company of $144,769 for operational expenses. These advances are unsecured, bear no interest, and due on demand.

5. Capital stock transactions.
   The following stock transactions happened during the three months period ended July 31, 2006:

June 30, 2006 Company collected 23,000 for sale of stock. Company has committed to issue shares to directors 18,750 common shares to three directors for services, 300 common shares towards rent of office space to Holy Touch Corporation and 100,000 common shares in Settlement of note for the amount of $18,700 to John Schlie.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 2006 COMPARED TO SAME PERIOD ENDED JULY 31, 2005.

The Company had no revenues in the three-month period ended July 31, 2006 or 2005. The Company is seeking financing for an attempt to acquire companies. The Company has started the manufacture of 21' Cat bottom Fire rescue Jet. The Company incurred operating expenses of $24,882 for the first quarter ended July 31, 2006 and $6,959 for the first quarter ended July 31, 2005. The Company had a loss on operations of ($25,776) for the first quarter ended July 31, 2006 compared to ($7,055) in 2005 in the same quarter. The loss per share was ($.0009) and ($.0003) in the first quarter ended July 31, 2006 and July 31, 2005 respectively.

         The trend of losses can be expected to continue for the foreseeable future as the Company attempts to manufacture Fire Rescue Jets with Cat bottom.

LIQUIDITY AND CAPITAL

         The Company has no cash as of July 31, 2006, which is insufficient for any operations of significance. The Company will need to raise capital through loans or private placements in order to carry out any operational plan. The Company has no sources of such capital at this time.

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

The Company will need to raise additional funds to expand its business activities in the future, and s preparing a private offering memorandum to attempt to raise $350,000 in operating capital.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of their opinion in the audit report for the year ended April 30, 2006. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited business activity, limited capital, debt in excess of $262,000, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next year of approximately $350,000.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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

ITEM 2.           CHANGES IN SECURITIES

                                      None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
                                      None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None

ITEM 5.           OTHER INFORMATION

The Company had Preferred Stock authorized in its original Articles of Incorporation. Board has designated Series A Convertible Preferred Stock and authorized 50 shares designated as Series A Convertible Preferred Stock. No Series A was issued authorized or outstanding as of July 31, 2006.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2006


MEDINA INTERNATIONAL HOLDINGS, INC.


/s/Daniel Medina, President
--------------------------
Daniel Medina, President


                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT