Form 10QSB
period 2006-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2006-12-04
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB
                                -----------------



 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 For the quarterly period ended October 31, 2006


                    [ ] TRANSITION REPORT UNDER SECTION 13 OR
                        15(d) OF THE EXCHANGE ACT For the
                     transition period from ____________ to
                     _____________.


                        Commission File Number 000-27211


                       MEDINA INTERNATIONAL HOLDINGS, INC.
        (Exact name of small business issuer as specified in its chapter)



---------------------------------------- --------------------------------------
               COLORADO                               84-1469319
---------------------------------------- --------------------------------------
(State or other jurisdiction of      (IRS Employer Identification Number)
organization)
---------------------------------------- --------------------------------------



              10088 6th Street, Suite G, Rancho Cucamonga, CA 91730
                    (Address of principal executive offices)


                                 (303) 741-5785
                           (Issuer's telephone number)

            --------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS



                      APPLICABLE ONLY TO CORPORATE ISSUERS

--------------------------------------------------------------------------------
 Class                                        Outstanding at October 31, 2006
 Common Stock, $.0001 par value                        30,103,641


Transition Small Business Disclosure Format (check one):    YES __    NO X

                       MEDINA INTERNATIONAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                    PAGE NO.

--------------------------------------------------------------------------------
Part I     Financial Information

Item 1. Financial Statements

     Unaudited Condensed Consolidated Balance Sheets, October 31, 2006 and 3 - 4 October 31, 2005

     Unaudited Condensed Consolidated Statements of Operations, for the three 5 months and six months ended October 31, 2006 and 2005

     Unaudited Condensed Consolidated Statements of Cash Flows, for the six 6 months ended 6 October 31, 2006 and 2005

     Notes to Unaudited Condensed Consolidated Financial Statements       7 - 10

Item 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
Financial  Condition                                                     11 - 12

Item 3. Controls and Procedures                                               12

--------------------------------------------------------------------------------
Part II    Other Information

Item 1. Legal Proceedings                                                     13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           13

Item 3. Defaults Upon Senior Securities                                       13

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other Information                                                     13

Item 6. Exhibits                                                              13

Signatures                                                                    14

Exhibits                                                                 15-  17
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL

MEDINA INTERNATIONAL HOLDINGS, INC (the "Company") was formed on June 23, 1998. The Company contracted to purchase the low power television license and station serving Estates Park, Colorado. It planned to operate the station to broadcast local programming mixed with appropriate national programming. The Company was unable to complete purchase arrangements and withdrew from the contract. The Company was seeking other low power station opportunities in market areas in the western US. The Company, in 2002, ceased al activities involving low power television business.

On January 28, 2002, the Registrant entered into an Asset Purchase Agreement with Mako Communications, LLC to sell its low power television station, W67AF of Rock Harbor, Florida, subject to FCC approval of the license change for $25,000. The license transfer was approved and the sale occurred on March 28, 2002. The Company sold its Monroe County contract for $25,000 in 2002.

The Company has commenced boat manufacturing business operations and is seeking capital to operate. Management intends to manufacture and sell recreational, Fire CAT and Rescue CAT boats. Company purchased two 15' "V" bottom FRJ Hull & deck, Plug for 15' "V" bottom Fire Rescue Jet, Plug for 12' "V" bottom FRJ Hull, Fiberglass parts for 12' and 15' "V" bottom FRJ and parts required for final assembly.

Going Concern
In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2006, the company's current liabilities exceeded its current assets by $305,530. Also, the Company's operations generated no income during the current period ended and the company's deficit is $ 1,657,669.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2006 towards management of liabilities and improving our operations. Management believes that the above actions will allow the company to continue its operations through the next fiscal year.

The future success of the company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Interim Information
In the opinion of the management of Medina International Holdings, Inc., the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of October 31, 2006, and the results of operations for the three month and six month period ended October 31, 2006 and 2005, and cash flows for the six months ended October 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the period ended October 31, 2006.

Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At October 31, 2006, the Company had $2,180 in cash or cash equivalents.

Property & Equipment
Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

           At October 31, 2006, fixed assets consisted of the following:

         Mold - 21' Fire/Rescue boat -                         $236,435
                            Net Fixed Asset                    $236,435
                                                               ---------

Long-lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

Revenue Recognition

Revenue Recognition Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.


NOTE 3.   DEPOSITS AND PREPAID EXPENSES

At October 31, 2006, Deposits and Prepaid Expenses consisted of the following:

Prepaid Royalty                     $300
Total                               $300
                                    ----
NOTE 4.  INVESTMENT

At October 31, 2006, the Company's investments consisted of the following:

1) Medina International Holdings, Inc. has issued 50,000 shares of common stock of the reporting company valued at $25,000 in exchange for 500,000 shares of Genesis Companies Group, Inc.

2) The Company invested $500 in Medina Marine, Inc. a newly formed wholly owned subsidiary of Medina International Holdings, Inc.

NOTE 5.  LINE OF CREDIT

At October 31, 2006, the Company has a unsecured bank line of credit totaling $20,000, under which the Company may borrow on at the bank's prime rate. At October 31, 2006, $19,810 was the outstanding balance under this line of credit.

NOTE 6.   SHAREHOLDERS' LOANS

At October 31, 2006, Shareholder's loan consisted of the following:

Shareholder's loan from shareholder of the Company, unsecured,
8% interest per annum, due on demand                                   $ 97,790

Shareholder's loan from shareholder of the Company, unsecured            99,799
                                                                       ---------
8% interest per annum, due on demand
  Total                                                                $197,589
                                                                        ========

NOTE 8.    STOCKHOLDERS' EQUITY
Common Stock
At October 31, 2006, the Company has authorized for issue, 100,000,000 shares of Common Stock with a par value of $0.0001. Common Stock issued and shares outstanding of 30,103,641 shares is fully paid and non-assessable.


     The following capital stock transactions have occurred during the six-month period ended October 31, 2006:

     The Company has issued during the six months period ending 10-31-2006, restricted shares pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D as follows:

         The company issued 895,000 restricted shares of its $0.0001 par value common stock for services valued at $447,500.

         The company issued 18,750 restricted shares of its $0.0001 par value common stock for director services valued at $9,375.

         The company issued 300 restricted shares of its $0.0001 par value common stock for rent valued at $150.

         The company issued 1,200 restricted shares of its $0.0001 par value common stock for royalty valued at $600.

     The company issued 100,000 restricted shares of its $0.0001 par value common stock for cash valued at $50,000 with a subscription receivable of $17,000.

     The company issued 100,000 restricted shares of its $0.0001 par value common stock for conversion of debt valued at $17,000.

NOTE 9.    COMMITTMENTS

Rental Leases

The Company sub-leases 11,000 square-foot manufacturing facility for $3,000 per month on a month-to-month basis at 255 S. Leland Norton Way, San Bernardino, CA 92408.

The Company rents a mailbox from Hollytouch Corporation for $50 per month on a month-to-month basis at 10088 6th Street, Suite G, Rancho Cucamonga, 91730.


Item 2. Management's Discussion and Analysis or Plan of Operation.


Cautionary and Forward Looking Statements

In  addition  to  statements  of  historical  fact,  this Form  10-QSB  contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc.," "MIH," "the Company," "we," "us," "our," or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Important facts that could prevent us from achieving any stated goals include, but are not limited to, the following:

            (a) Volatility or decline of the Company's stock price;

            (b) Potential fluctuation in quarterly results;

            (c) Failure of the Company to earn revenues or profits;

            (d) Inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

            (e) Failure to achieve a profitable business;

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB and any Current Reports on Form 8K.

Management's Discussion and Analysis of Financial condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution reader regarding this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.


Results of Operation

Results of Operations for the three-month period ended October 31, 2006 compared to the same period ended October 31st, 2005.

Revenue

We have had no sales during this quarter. We are in the process of manufacturing fire/rescue boats.

Operating Expenses:

The Company incurred total operating expenses of $487,365 for the quarter ended October 31, 2006 as compared to $10,608 for the quarter ended October 31, 2005. The operating expenses primarily included $447,500 in Consulting expenses, $17,588 in professional fees and $22,277 in other General and Administration expenses for the three-month period ending October 31, 2006 compared to three-month period ended October 31, 2006 which included $10,108 for General and Administration expenses and $500 in professional fees.

Loss from operations:

The Company had loss from operations of ($487,365) for the period ended on October 31, 2006, as compared to a loss from operations of ($10,608) for the quarter ended October 31, 2005. This was mainly due to the increase in consulting fees amounting to $447,500 and professional fees $17,588.

Net Loss:

The company had a net loss of ($494,096) from continuing operations for the quarter ended October 31, 2006 as compared to a net loss of ($10,050) for the quarter ended October 31, 2005. For the three-month period ended on October 31, 2006, we had an interest expense of $6,731, compared to $558 interest income for the period ended October 31, 2005. The net loss based on the basic and diluted weighted average number of common shares outstanding for quarter ended October 31, 2006 was ($0.017) as compared to that of ($0.00) for the quarter ended October 31, 2005.

Results of Operations for the six-month period ended October 31, 2006 compared to the same period ended October 31, 2005.

Revenue

We have had no sale during this quarter. We are in the process of manufacturing fire/rescue boats.

Operating Expenses:

The Company incurred total operating expenses of $512,253 for the six months ended October 31, 2006 as compared to $19,561 for the quarter ended October 31, 2005. The operating expenses primarily included $38,685 in other General and Administration expenses and $26,068 in professional fees and $447,500 in Consulting expenses for the six-month period ended October 31, 2006 compared to $15,816 in general and administration expenses and $3,745 in professional fees for six-month period ended October 31, 2006.

Loss from operations:

The Company had loss from operations of ($512,253) for the period ended on October 31, 2006, as compared to a loss from operations of ($19,561) for the quarter ended October 31, 2005. This was mainly due to the increase in consulting fees.

Net Loss:

The company had a net loss of ($519,877) from continuing operations for the six months period ended October 31, 2006 as compared to a net loss of ($19,003) for the six months period ended October 31, 2005. For the six-month period ended on October 31, 2006, we had an interest expense of $7,624, compared to $558 income from interest six months period ended October 31, 2005. The net loss based on the basic and diluted weighted average number of common shares outstanding for six months period ended October 31, 2006 was ($0.018) as compared to that of ($0.001) for the six months period ended October 31, 2005.

c)  Liquidity and Capital Resources

     For the three-month period ended October 31, 2006, the company had $2,180 in cash and other current assets of $32,676. Our total current liabilities were $338,923 as of October 31, 2006, which was represented mainly by accounts payable of $88,191, advances from customers of $20,500, loan payable to the bank of $26,804 and short-term borrowings from shareholders of $197,589. In addition, Accrued Interest payables equal to $5,839. As of October 31, 2006, our current liabilities exceeded our current assets by $ 306,247.

     The Company used $34,548 for operating activities during the six-month period ended October 31, 2006 compared to $100,948 for the same period ended October 31, 2005.

     The spent $66,877 for investing activities during the six months period ended October 31, 2006 compared to $139,062 for the six month period ended October 31, 2005.

     During the six month period ended October 31, 2006, the Company obtained $101,637 from financing activities compared to $40,758 for the six month period ended October 31, 2005.

     The Company has incurred an accumulated deficit as of October 31, 2006 of $1,657,669. We do not have capital sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. We will have to seek loans or equity placements to cover such cash needs and cover our payables. Lack of our existing capital may be a sufficient impediment to prevent us from accomplishing the goal of expanding our operations. There is no assurance, however, that without funds we will ultimately be able to carry out our business. We will need to raise additional funds to expand our business activities in the future, and prepare a private offering memorandum to attempt to raise operating capital. No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3. Controls and Procedures.

Our management has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers second fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material legal proceedings which are pending or have been threatened against us of which management is aware.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     The company issued 895,000 restricted shares of its $0.0001 par value common stock for services valued at $447,500.

         The company issued 18,750 restricted shares of its $0.0001 par value common stock for director services valued at $9,375.

         The company issued 300 restricted shares of its $0.0001 par value common stock for rent valued at $150.

         The company issued 1,200 restricted shares of its $0.0001 par value common stock for royalty valued at $600.

     The company issued 100,000 restricted shares of its $0.0001 par value common stock for cash valued at $50,000 With a subscription receivable of $17,000.

     The company issued 100,000 restricted shares of its $0.0001 par value common stock for conversion of debt valued at $17,000.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.    Exhibits

1. 8K   Filed on 7-13-2006

Entry into a Material Definitive Agreement

a) The Company has entered into a License Agreement with Albert Mardikian for the design patented technology for 15' fire/rescue jet boats. The Agreement provides for payment of a royalty at the amount of 2% of gross sales using the technology depending upon time of sales, with a minimum guaranteed royalty of $100 per month. The term is for 5 years from August 1, 2006. The Company intends to offer the design for 15 feet fire rescue boat based on the technology as part of its fire/rescue boat sales efforts.

                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Medina International Holdings, Inc.
                                       (Registrant)

11/25/2006                             Daniel Frank Medina
    (Date)                            /s/Daniel Frank Medina
(Signature)


11/25/2006                             Madhava Rao Mankal
    (Date)                             /s/Madhava Rao Mankal
(Signature)