Form 10QSB/A
period 2006-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2007-01-03
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB/A
                                -----------------



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


Transition Small Business Disclosure Format (check one):    YES __    NO X

                       MEDINA INTERNATIONAL HOLDINGS, INC.

                                TABLE OF CONTENTS



--------------------------------------------------------------------------------
Part I     Financial Information

Item 1. Financial Statements

     Unaudited Condensed Consolidated Balance Sheets, October 31, 2006 and   F-2
October 31, 2005

     Unaudited Condensed Consolidated Statements of Operations,for the
three months and six months ended October 31, 2006 and 2005                  F-3

     Unaudited  Condensed  Consolidated  Statements of Cash Flows, for the
six 6 months ended 6 October 31, 2006 and 2005                               F-4

     Notes to Unaudited Condensed Consolidated Financial Statements  F-5 to F-10

Item 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
Financial  Condition                                                          2

Item 3. Controls and Procedures                                               6

--------------------------------------------------------------------------------
Part II    Other Information

Item 1. Legal Proceedings                                                     6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           6

Item 3. Defaults Upon Senior Securities                                       7

Item 4. Submission of Matters to a Vote of Security Holders                   7

Item 5. Other Information                                                     7

Item 6. Exhibits                                                              7

Signatures                                                                    8


--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                       Medina International Holdings, Inc.

                              Financial Statements
                     Six-Month Period Ended October 31, 2006
                                   (Unaudited)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Medina International Holdings, Inc.


We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. as of October 31, 2006 and the related statements of operations for the three-months and six-months ended October 31, 2006 and 2005, and the related statement of cash flows for the six-months ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

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




/s/ Jaspers + Hall, PC
Denver, Colorado
January 2, 2007


                MEDINA INTERNATIONAL HOLDING, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS
                           (Unaudited)




                                                                    October 31,        April 30,
                                                                       2006              2006
                                                                   --------------   ----------------
ASSETS:

Current Assets:
  Cash                                                                   $ 2,180            $ 1,968
  Inventory                                                               30,196             11,428
  Prepaid expenses                                                           300                800
                                                                   --------------   ----------------
      Total Current Assets                                                32,676             14,196
                                                                   --------------   ----------------

Fixed Assets: Mold for fire rescue boat - 21 ft                          236,435            188,910
                                                                   --------------   ----------------
Other Assets:
  WIP - Mold for fire rescue boat -15ft                                   18,852                  -
  Investment                                                              25,500             25,000
                                                                   --------------   ----------------
      Total Other Assets                                                  44,352             25,000
                                                                   --------------   ----------------
TOTAL ASSETS                                                           $ 313,463          $ 228,106
                                                                   ==============   ================

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Liabilities:
  Accounts payable and accrued expenses                                 $ 88,191           $ 79,784
  Accrued interest payable                                                 5,839                  -
  Lines of credit                                                         26,804             25,765
  Advance from customer                                                   20,500                  -
  Notes payable                                                                -             17,000
  Short-term borrowings from stockholders                                197,589            129,991
                                                                   --------------   ----------------
TOTAL LIABILITIES                                                        338,923            252,540
                                                                   --------------   ----------------
Stockholders' Deficit:
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 30,103,641 and 28,988,391 shares
    issued and outstanding, respectively                                   3,010              2,899
  Share committed to be issued                                             9,525                  -
  Subscription receivable                                                (17,000)                 -
  Additional paid-in capital                                           1,636,674          1,110,459
  Deficit accumulated during the development stage                    (1,657,669)        (1,137,792)
                                                                   --------------   ----------------
Total Stockholders' Deficit                                              (25,460)           (24,434)
                                                                   --------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 313,463          $ 228,106
                                                                   ==============   ================

See accountants' review report and accompanying notes to financial statements.


                       MEDINA INTERNATIONAL HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                        Three Months Ended               Six Months Ended           March 16, 1998
                                           October 31,                    October 31,               (Inception) to
                                   ------------------------------  -----------------------------
                                       2006            2005           2006            2005          Oct 31, 2006
                                   -------------   --------------  ------------  ---------------    ----------------

INCOME                                      $ -              $ -           $ -              $ -          $ 25,000


OPERATING EXPENSES:
Professional fees                        17,588              500        26,068            3,745           134,931
Registration fees                           410                -           540                -               540
General and administration expenses     469,367           10,108       485,645           15,816         1,539,060
                                   -------------   --------------  ------------  ---------------   ---------------
Total Operating Expenses                487,365           10,608       512,253           19,561         1,674,531
                                   -------------   --------------  ------------  ---------------   ---------------
OTHER INCOME (EXPENSES)
Interest expense                         (6,731)            (558)       (7,624)            (558)           (8,190)
other income                                                                                                   52
                                   -------------   --------------  ------------  ---------------   ---------------
                                         (6,731)            (558)       (7,624)            (558)           (8,138)

Net Loss from Operations              $(494,096)       $ (10,050)    $(519,877)       $ (19,003)     $ (1,657,669)
                                   =============   ==============  ============  ===============   ===============
Weighted average number of
  shares outstanding                 29,330,184       26,828,715    29,159,288       26,851,361

Net Loss Per Share                    $ (0.0170)             $ -     $ (0.0180)       $ (0.0010)
                                   =============   ==============  ============  ===============


See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.



          MEDINA INTERNATIONAL HOLDINGS, INC.
             (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CASH FLOWS
                      (Unaudited)



                                                                                            March 16, 1998
                                                               Nine Months Ended           (Inception) to
                                                                   October 31,                October 31,
                                                         -------------------------------
                                                              2006             2005             2006
                                                         ----------------  -------------   ---------------

Cash Flows From Operating Activities:
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Net (Loss)                                                  $ (519,877)      $(20,119)     $ (1,657,669)
  Non-cash items included in loss:
    Stock issued for services                                    457,625              -         1,446,058
     Stock issued in lieu of debt                                 17,000              -            17,000
   Changes in assets and liabilities:
    Decrease (Increase) in prepaid expenses                          500              -              (300)
    Increase in inventory                                        (18,768)             -           (30,196)
    Increase in accounts payable and accrued expenses              8,472        121,067            94,030
    Increase in customer deposits                                 20,500              -            20,500
                                                         ----------------  -------------   ---------------
     Total adjustments                                           485,329        121,067         1,547,092
                                                         ----------------  -------------   ---------------
Net Cash Used in Operating Activities                            (34,548)       100,948          (110,577)
                                                         ----------------  -------------   ---------------
Cash Flow From Investing Activities:
  Purchase in investment                                            (500)             -              (500)
  Purchase of molds                                              (66,377)      (139,062)         (255,287)
                                                         ----------------  -------------   ---------------
  Net Cash Provided By Investing Activities                      (66,877)      (139,062)         (255,787)
                                                         ----------------  -------------   ---------------
Cash Flow From Financing Activities:
  Proceeds (payments) to/from short-term borrowings               67,598              -           197,589
  Increase from line of credit                                     1,039         17,892            26,804
  Issuance of common stock for cash                               33,000         22,866           144,151
                                                         ----------------  -------------   ---------------
  Net Cash Provided By Financing Activities                      101,637         40,758           368,544
                                                         ----------------  -------------   ---------------
Increase (Decrease) in Cash                                          212          2,644             2,180

Cash and Cash Equivalents - Beginning of period                    1,968            180                 -
                                                         ----------------  -------------   ---------------
Cash and Cash Equivalents - End of period                        $ 2,180        $ 2,824           $ 2,180
                                                         ================  =============   ===============

Supplemental Cash Flow Information:
  Cash paid for :
  Interest paid                                                      $ -            $ -               $ -
                                                         ================  =============   ===============
  Taxes paid                                                         $ -            $ -               $ -
                                                         ================  =============   ===============
Non-Cash Investing and Financing Activities:
  Purchase of investment - Genesis Companies Group                   $ -            $ -          $ 25,000
                                                         ================  =============   ===============
  Subscription receivable                                       $ 17,000            $ -          $ 17,000
                                                         ================  =============   ===============

See  accountants'   review  report  and  accompanying  notes  to  the  financial statements.


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