Form 10QSB
period 2007-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2007-03-22
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB
                                -----------------



[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 2007



                        Commission File Number 000-27211


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
        (Exact name of small business issuer as specified in its chapter)



---------------------------------------- --------------------------------------
               COLORADO                               84-1469319
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)
---------------------------------------- --------------------------------------



              10088 6th Street, Suite G, Rancho Cucamonga, CA 91730
                    (Address of principal executive offices)


                                 (303) 741-5785
                           (Issuer's telephone number)

            --------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

As of January 31, 2007, there were 28,988,391 shares of the registrant's sole class of common stock issued and outstanding.

Transition Small Business Disclosure Format (check one):    YES     NO X





               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----


Condensed Consolidated Balance Sheet -January 31, 2007 and April 30, 2006                        F-2

Condensed  Consolidated  Statements  of Operations - Three and Nine months ended
January 31, 2007 and 2006 and March 16, 1998 (Inception) to January 31, 2007                     F-3

CondensedConsolidated  Statements  of Cash Flows - Nine months ended January 31,
2007 and 2006 and March 16, 1998 (Inception) to January 31, 2007                                 F-4

Notes to Condensed Consolidated Financial Statements F-5

Item 2.  Management's Discussion and Analysis                                                      1

Item 3. Controls and Procedures                                                                    3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               4


Item 3.  Defaults Upon Senior Securities - Not Applicable                                          5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                      5

Item 5.  Other Information - Not Applicable                                                        5

Item 6.  Exhibits                                                                                  5

SIGNATURES                                                                                         6



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Medina International Holdings, Inc.


We have reviewed the accompanying balance sheet of Medina International Holdings, Inc. as of January 31, 2007 and the related statements of operations for the three-months and nine-months ended January 31, 2006 and 2007, and the related statement of cash flows for the nine-months ended January 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

/s/ Jaspers + Hall, PC
Denver, Colorado
March __, 2007





               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                                              January 31,           April 30,
                                                                                                 2007                 2006
                                                                                                 ----                 ----
Assets:

Current assets:
  Cash                                                                                    $    1,453            $   1,968
  Inventory                                                                                   11,428               11,428
  Other receivables (Note 3)                                                                   5,118                    -
  Prepaid expenses                                                                                 -                  800
                                                                                          ----------            ---------
    Total current assets                                                                      17,999               14,196
                                                                                          ----------            ---------

Fixed assets:
  Mold for fire rescue boats - 21 ft                                                         236,435              188,910
                                                                                          ----------            ---------

Other assets:
  WIP - Mold for fire rescue boat - 15ft                                                     100,332                    -
  Investment                                                                                  25,000               25,000
                                                                                          ----------            ---------
     Total other assets                                                                      361,767               25,000
                                                                                          ----------            ---------

       Total assets                                                                       $  379,766           $  228,106
                                                                                          ==========           ==========


Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                                        $   110,854          $   79,784
  Accrued interest payable                                                                     10,814                   -
  Lines of credit (Note 5)                                                                     51,718              25,765
  Note payable                                                                                 20,500              17,000
  Short-term borrowing from stockholders (Note 6)                                             232,148             129,991
                                                                                          -----------          ----------
    Total liabilities  (all current)                                                          426,034             252,540
                                                                                          -----------          ----------

Commitments and contingencies (Note 8)

Stockholders' deficit (Note 7):
  Common stock; $0.0001 par value; 100,000,000 shares
  Shares committed to be issued                                                                12,705                   -
  Additional paid-in capital                                                                1,636,794           1,110,459
  Subscription receivable                                                                      (7,000)                  -
  Deficit accumulated during the development stage                                         (1,691,777)         (1,137,792)
                                                                                          -----------          ----------
      Total stockholders' deficit                                                          (   46,268)         (   24,434)
                                                                                          -----------          ----------

        Total liabilities and stockholders' deficit                                       $   379,766           $ 2228,106
                                                                                          ===========           ==========


 See accountants' review report and accompanying notes to financial statements.







               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                            Three Months Ended                       Nine Months Ended              March 16, 1998
                                                January 31,                             January 31,                 (Inception) to
                                                                                                                     January 31,

                                             2007               2006               2007               2006                  2007
                                             ----               ----               ----               ----                  ----

Income                                 $       -                   -                  -                  -               25,000
                                         ---------           ---------          ---------          ---------          -----------


Operating Expenses:
  Professional fees                        8,334               1,412             34,412              5,157              143,275
  Registration fees                            -                   -                540                  -                  540
  General and
   administration expenses                20,931               2,427            506,548             18,242            1,559,963
                                        ----------          ----------         ----------         ----------         ------------
  Total operating expenses                29,275               3,839            541,500             23,399            1,703,778
                                        ----------          ----------         ----------         ----------         ------------


Other income (expense):
  Interest expense                     (   5,790)         (    1,263)        (   13,414)        (    1,821)        (     13,980)
  Other expense                              930                   -                930                  -                  982
                                        ----------           ---------         ----------          ---------         ------------
                                       (   4,860)         (    1,263)        (   12,485)        (    1,821)        (     12,998)
                                        ----------           ---------         ----------          ---------         ------------

Net loss from operations              $(  34,135)         (    5,102)        (  553,985)        (   25,220)        (  1,691.776)
                                         ========           =========          =========          =========          ===========

Weighted average number of shares
  outstanding                         25,969,245          27,731,539         22,846,625         27,115,990

Net loss per share                    $(  0.0013)         (   0.0002)        (   0.0242)        (   0.0009)
                                         ========           =========          ==========         =========

See accountants' review report and accompanying notes to financial statements.




               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    March 16, 1998
                                                                                  Nine Months Ended                  (Inception) to
                                                                                     January 31,                      January 31,

                                                                            2007                  2006                   2007
                                                                            ----                  ----                   ----
Cash flows from operating activities:
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Net (loss)                                                            $(  553,985)          $(  25,220)          $( 1,691,776)
  Non-cash items included in loss:
    Stock issued for services                                              472,152                1,189              1,469,859
    Stock issued in lieu of debt                                            17,000                    -                 17,000
  Changes in assets and liabilities:
   Decrease in prepaid expenses                                                800                    -                      -
   Increase in inventory                                                         -            (  11,428)           (    11,428)
   Increase in other receivables                                           ( 5,118)                   -            (     5,118)
   Increase in accounts payable and accrued liabilities                     41,883               10,000                121,667
   Increase in customer deposits                                             3,500                4,001                      -
                                                                        ----------            ---------             ----------
 Total adjustments                                                         530,217                3,762              1,591,980
                                                                        ----------            ----------            ----------

    Net cash used in operating activities                               (   23,768)           (  21,458)           (    99,797)
                                                                        ----------            ---------             ----------

Cash flows from investing activities:
  Purchase in investment                                                         -                    -                      -
  Purchase of molds                                                      ( 147,857)           ( 161,773)           (   336,767)
                                                                        ----------           ----------             ----------
    Net cash used by investing activities                                ( 147,857)           ( 161,773)           (   336,767)
                                                                        ----------           ----------             ----------

Cash flows from financing activities:
  Proceeds (payments) to/from short-term borrowing                         102,157                    -                232,148
  Increase in lines of credit                                               25,953               23,999                 57,718
  Proceeds from note payable                                                     -               28,167                      -
  Issuance common stock for cash                                            43,000               40,252                154,151
                                                                        ----------            ---------             ----------
    Net cash provided by financing activities                              171,110              192,418                438,017
                                                                        ----------            ---------             ----------

Increase (decrease) in cash and cash equivalents                           (   515)               9,187                  1,453

Cash and cash equivalents, beginning of period                               1,968                  180                      -
                                                                        ----------            ---------             ----------

Cash and cash equivalents, ending of period                              $   1,453                9,367                  1,453
                                                                        ==========            =========             ==========






                                   (Continued)
               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)



                                                                                                        March 16, 1998
                                                                    Nine Months Ended                  (Inception) to
                                                                      January 31,                      January 31,

                                                               ------------------------------------------- ---------------------


                                                                 2007                  2006                  2007
                                                                 ----                  ----                  ----
Supplemental disclosure of cash flow information:
  Interest paid                                                  $       -            $        -             $        -
                                                                 ========             =========              =========
  Taxes paid                                                     $       -            $        -             $        -
                                                                 ========             =========              =========

See accountants' review report and accompanying notes to financial statements.

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                       Nine Months Ended January 31, 2007
                                   (Unaudited)

NOTE 1. GENERAL:

MEDINA INTERNATIONAL HOLDINGS, INC (the "Company") was formed on June 23, 1998. The Company contracted to purchase the low power television license and station serving Estes Park, Colorado. It planned to operate the station to broadcast local programming mixed with appropriate national programming. The Company was unable to complete purchase arrangements and withdrew from the contract. The Company was seeking other low power station opportunities in market areas in the western US. The Company, in 2002, ceased all activities involving low power television business.

On January 28, 2002, the Company entered into an Asset Purchase Agreement with Mako Communications, LLC to sell its low power television station, W67AF of Rock Harbor, Florida, subject to FCC approval of the license change for $25,000. The license transfer was approved and the sale occurred on March 28, 2002. The Company sold its Monroe County contract for $25,000 in 2002.

Medina Marine, Inc. ("Medina Marine"), is the Company's wholly owned subsidiary. Medina Marine was organized to conduct the Company's business of producing fire, rescue and recreational boats.

The Company has commenced boat manufacturing business operations and is seeking capital to operate. Management intends to manufacture and sell recreational, Fire CAT and Rescue CAT boats. The Company purchased two 15' "V" bottom FRJ Hull & deck, Plug for 15' "V" bottom Fire Rescue Jet, Plug for 12' "V" bottom FRJ Hull, Fiberglass parts for 12' and 15' "V" bottom FRJ and parts required for final assembly.

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

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                       Nine Months Ended January 31, 2007
                                   (Unaudited)

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31st, 2007, the Company's current liabilities exceeded its current assets by $408,053. Also, the Company's operations generated no income during the period ended January 31, 2007 and the Company's accumulated deficit during its developmental stage is $1,691,777.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31st, 2007 towards management of liabilities and improving the Company's operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely to be dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Interim Information

In the opinion of the management of MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY, that the accompanying unadudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of January 31, 2007, and the results of operations for the three-month and nine-month periods ended January 31st, 2007 and 2006, and cash flows for the nine-month period ended January 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes to the financial statements are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2006.

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            Notes to the Condensed Consolidated Financial Statements
                       Nine Months Ended January 31, 2007
                                   (Unaudited)

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

Cash

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At January 31, 2007, the Company had $1,453 in cash.

 Inventory

Property & Equipment

Capital assets are stated at cost. Equipment consisting of computers is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

   At January 31, 2007, fixed assets consisted of the following:

         Mold - 21' Fire/Rescue boat -                         $268,535
      Mold work in process - 15' Fire/Rescue boat              $ 68,232
                                                              ---------
     Net Fixed Asset                                           $336,767
                                                              ---------

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

NOTE 3.   OTHER RECEIVABLE:

On January 31, 2007, other receivable consisted of $5,118 of which $5,118 was owed to the Company by Genesis Companies Group, Inc. ("Genesis").

NOTE 4.  INVESTMENT:

The Company purchased 500,000 shares of the common stock of Genesis in exchange for 50,000 shares of the Company's common stock valued at $25,000 ($0.50 per share).

NOTE 5.  LINE OF CREDIT

The Company has a demand bank line of credit totaling $20,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. At January 31, 2007, $19,248 was outstanding under this line of credit.

The Company has a demand bank line of credit totaling $20,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. At January 31, 2007, $20,000 was outstanding under this line of credit.

The Company has a credit card with a limit of $10,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. At January 31, 2007, $10,249 was owed in connection with the credit card.

Medina Marine has a credit card with a limit of $5,000, under which Medina Marine may borrow on an unsecured basis at the bank's prime rate. At January 31, 2007, $1,896.28 was owed on the credit card.

NOTE 6.   STOCKHOLDER'S LOAN

At January 31, 2007, Stockholder's loan consisted of the following:

         Stockholder's loan from stockholder
          of the Company, unsecured,
          8% interest per annum,                               $  97,902

         Stockholder's loan from stockholder
          of the Company, unsecured
          8% interest per annum                                  134,246
                                                                 --------
         Total                                                  $232,148
                                                                 --------

NOTE 7.    STOCKHOLDERS' DEFICIT

Common Stock

At January 31, 2007, the Company has authorized for issue, 100,000,000 shares of its common stock with a par value of $0.0001. On January 31, 2007, the Company had 30,103,641 shares of its common stock issued and outstanding.

The following capital stock transactions have occurred during the nine-month period ended January 31, 2007:

     The Company issued 895,000 restricted shares of its common stock for services valued at $449,230;

     The Company issued 18,750 restricted shares of its common stock for directors services valued at $9,375;

     The Company issued 300 restricted shares of its common stock for rent valued at $150;

     The Company issued 1,200 restricted shares of its common stock for royalty valued at $600;

     The Company issued 100,000 restricted shares of its common stock for in exchange for cash of $50,000; and

     The Company issued 100,000 restricted shares of its common stock for Royalty valued at $17,000.

NOTE 8.    COMMITTMENTS & CONTINGENCIES

Rental Leases

The Company sub-leases an 11,000 square-foot manufacturing facility for $3,000 per month on a month-to-month basis at 255 S. Leland Norton Way, San Bernardino, CA 92408.

The Company rents a mailbox from Hollytouch Corporation for $50 per month on a month-to-month basis at 10088 6th Street, Suite G, Rancho Cucamonga, 91730.

Item 2. Management's Discussion and Analysis or Plan of Operation.


Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY ("MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY," "MIH," "the Company," "we," "us," "our," or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause actual results to be materially different from any future results expressed or implied by us in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

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

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC"), including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB and any Current Reports on Form 8K.

Management's Discussion and Analysis of Financial condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution the reader regarding this report and in any other statement made by, or on our behalf, whether or not in future filings with the SEC. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.


Results of Operations

The Company did not recognize any revenues during the nine-months periods ended January 31, 2007 and 2006. The Company did not recognize sales, as the Company is in the process of manufacturing fire and rescue boats for sale.

Operating Expenses

The Company incurred total operating expenses of $541,500 for the nine months ended January 31, 2007 as compared to $23,399 for the nine months ended January 31, 2006 ($29,275 and $3,839 for the three months ended January 31, 2007 and 2006, respectively). The operating expenses during the nine-month period ended January 31, 2007, primarily included $34,412 in professional fees and $506,548 in other general and administration expenses for the nine-month period ending January 31, 2007 compared to the nine-month period ended January 31, 2006 which included $5,157 in profession fees and $18,242 for general and administration expenses.

During the nine-month period, the Company recognized interest expense of $13,414 compared to interest expense of $1,821 during the nine-month period of January 31, 2006. During the nine-month period ended January 31, 2007, the Company recognized interest income of $930 compared to $0 for the nine-month period ended January 31, 2006.

Net Loss

The Company recognized a net loss of $553,985 for the nine-month period ended January 31, 2007 compared to a new loss of $25,220 for the nine-month period ended January 31, 2006 ($34,135 and $5,102 for the three-month period ended January 31, 2007 and 2006, respectively). The net loss per share for the nine-months ended January 31, 2007 was $0.0242 compared to $0.0009 for the nine-month period ended January 31, 2006 (net loss per share for the three-month period ended January 31, 2007 was $0.0013 compared to net loss per share of $0.0002 for the three-month period ended January 31, 2006.

Liquidity and Capital Resources

As of January 31, 2007, the Company had $1,453 in cash and other current assets of $17,999. The Company's total current liabilities were $426,034 as of January, 31, 2007, which was represented mainly by accounts payable of $110,854, advances from customers in the form of a note payable of $20,500, lines of credits totaling $51,718 and short-term loans from stockholders totaling $232,148. In addition, the Company had accrued interest payable of $10,814. At January, 31, 2007, the Company's current liabilities exceeded current assets by $408,153.

The Company used $23,768 in operating activities during the nine-month period ended January 31, 2007 compared to $21,458 for the nine-month period ended January 31, 2006.

The Company used cash of $147,857 in investing activities during the nine-month period ended January 31, 2007 on the manufacturing of molds for the fire and rescue boats. During the nine-months ended January 31, 2006, the Company had used cash $161,773 for the same purpose.

During the nine-month period ended January 31, 2007, the Company obtained $171,110 from financing activities, which included the $25,953 increase in the lines of credits held by the Company and $102,157 obtained in short-term loans from stockholders of the Company. In addition, the Company sold shares of its common stock for $43,000. During the nine-month period ended January 31, 2006, the Company obtained $192,418 through its financing activities.

The Company has incurred an accumulated deficit as of January 31, 2007 of $1,691,777. The Company does not have capital sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of expanding operations. There is no assurance, however, that without funds we will ultimately be able to carry out our business. We will need to raise additional funds to expand our business activities in the future, and prepare a private offering memorandum to attempt to raise operating capital. No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3. Controls and Procedures.

Our management has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and has concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has issued during the nine-month period ending January 31, 2007, restricted shares of its common stock, as set forth below, pursuant to exemptions from registration under Section 4(2), 4(6) and Regulation D of the Securities Act of 1933, as amended.

     The Company issued 895,000 restricted shares of its common stock for services valued at $449,230.

     The Company issued 18,750 restricted shares of its common stock for directors services valued at $9,375.

     The Company issued 300 restricted shares of its common stock for rent services valued at $150.

     The Company issued 1,200 restricted shares of its common stock for royalty valued at $600.

     The Company issued 100,000 restricted shares of its common stock for cash valued at $50,000.

     The Company issued 100,000 restricted shares of its $.0001 par value common stock for royalty valued at $17,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.    Exhibits

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act

         Exhibit 31.2 Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act

         Exhibit 32.1 Certification of Principal Executive Officer
                            pursuant to Section 906 of the Sarbanes-Oxley Act

         Exhibit 32.2 Certification of Principal Financial Officer
                            pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MEDINA INTERNATIONAL HOLDINGS, INC.
                                               (Registrant)

March 21, 2007                               Daniel Frank Medina
                                             President