Form 10KSB
period 2007-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2007-07-27
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: APRIL 30, 2007
                    -----------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commissions file number 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                    84-1469319
           ----------------------   ----------------------------------
          (State of incorporation) (I.R.S. Employer Identification No.)

              10088 6th Street, Suite G, Rancho Cucamonga, CA 91730
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127
                                                           --------------

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                               Yes [X] No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                               Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State issuer's revenues for its most recent fiscal year.  $0

There were 31,988,541 shares of the Registrant's common stock outstanding as of July 16, 2007. The aggregate market value of the 9,514,432 shares of common stock held by non-affiliates of the Registrant is approximately $1,902,886 based on the closing market price of $0.20 per share on July 16, 2007.

Transitional Small  Business  Disclosure     Yes  [  ]  No [X]


                                TABLE OF CONTENTS

PART I

            Item 1.  Description of Business                                                     1
            Item 2.  Description of Property                                                     14
            Item 3.  Legal Proceedings                                                           14
            Item 4.  Submission of Matters to a Vote of Security Holders                         14

PART II

            Item 5.  Market for Common Equity and Related Stockholder Matters                    14
            Item 6.  Management's Discussion and Analysis or Plan of Operation                   16
            Item 7.  Financial Statements                                                        19
            Item 8.  Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                                    19
            Item 8A. Controls and Procedures                                                     19
            Item 8B  Other Information                                                           19

PART III

            Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the  Exchange Act                          19
            Item 10. Executive Compensation                                                      23
            Item 11. Security Ownership of Certain Beneficial Owners and Management              24
            Item 12. Certain Relationships and Related Transactions                              26
            Item 13. Exhibits                                                                    27
            Item 14. Principal Accountant Fees and Services                                      28

            SIGNATURES                                                                           29





                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We were incorporated in 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. Our corporate offices are located at 10088 6th Street, Suite G, Rancho Cucamonga, California 91730, our telephone number is (909)522-4414. Our common stock is traded on the Over-the-Counter Bulletin Board and its trading symbol is MIHI.OB.

In 2005, we changed our name to Medina International Holdings, Inc. Prior to 2005, we originally intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming. We were unsuccessful in our attempt to enter the low power television business.

In 2004, after the change of our management, the board and shareholders approved the name change to Medina International Holdings, Inc. At that time, Messrs. Medina and Mankal were appointed the President and Chief Financial Officer, respectively and were also appointed directors of the Company. Since these organizational restructurings, we have pursued a business plan that focuses on the manufacturing of watercraft for not only recreational use, but also for rescue operations.

We operate our watercraft manufacturing activities, through our wholly-owned subsidiary, Medina Marine, Inc. ("Medina Marine"). Medina Marine was incorporated in May 2006, in the state of California. Our wholly-owned subsidiary, Medina Marine, Inc. maintains a website at www.medinamarine.com. Information on Medina Marine's website is not part of this Annual Report and you should not rely on it in deciding whether to invest in our common stock.

PRODUCTS

We will offer, through Medina Marine, four watercraft products for both recreational use and for use by fire and/or rescue operations.

1. The Vortex Recreational Boat ("the Vortex"). The Vortex is a 22' long boat that can seat up to 7 individuals and its intended use is solely for recreational purposes. The Vortex has a V-birth cabin that can seat up to 2 individuals. The Vortex is capable of reaching speeds as high as 60 miles per hour.

2. 12' Commercial Rescue Boat ("12' Rescue"). The 12' Rescue boat is intended to seat up to 6 people at a time, while including a containment area for multiple patients. The 12' rescue boat contains a jet engine, which allows it to reach speeds of 50 miles per hour. The jet engine also allows the boat to obtain high speeds from a stand still, in a matter of seconds, while still being able to be stopped from such high speeds. The smaller of the boats to be offered, it size and weightlessness means it can be used in smaller water areas.

3. The 15' Commercial Rescue and Fire Boat ("15' Rescue"). The 15' Rescue boat is designed using the patented v-hull design. The v-hull provides the boat with better stability and provides the boat with quicker response capabilities. The boat has been designed with a jet engine that allows the boat to reach speeds up to 50 miles per hour. The boat has the same capabilities as the 12' Rescue boat. The difference is in the usage of the watercraft. The 15' Rescue is designed to also include a patented water pump, at the designation of the customer. The inclusion of a water pump allows the boat to be used in fighting fires.

4. The 21' Commercial Fire and Rescue Boat ("21' Rescue"). The 21' Rescue boat is the longest of the rescue boats offered. The boat is designed to provide greater stability, while providing more room for patients and crew members. The boat incorporates a CAT bottom hull for additional stability. The boat is designed with five medical compartments, allowing the boat to carry a greater amount of medical equipment. Additionally, the boat is designed with a dive area in both the front and the back of the boat. The 21' Rescue, like the 15' Rescue is designed to include a water pump for fighting fires.
                                       1

We have recently completed the mold to be used in the manufacturing of the 21' Rescue boat.

Our watercraft products are made out of fiberglass materials. We are using fiberglass to build our watercraft products in order to provide durability and enhance the speeds that the watercraft need to be able to obtain while holding their maximum capacity. In addition, the use of fiberglass means that any repairs or damage to the interior or exterior of the craft is easily repaired. The boats incorporate an enclosed platform in their designs, which prevents the boats from flooding and therefore provides a greater stability.

All of our watercrafts use jet propulsion for their power. The use of jet engines allows the watercraft to operate in waters with depths of less than 10 feet of water. The jet engine has a hydro surge intake, which allows the craft to continue to operate in conditions where seaweed is present. In addition, the jet engines provide a greater safety to the rescuers and those being rescued. Most rescue watercraft use propeller engines, however, our jet propulsion watercrafts allow the crew members to get extremely close to the victims without worry of doing further injury to those being rescued.

The 15' Rescue and 21' Rescue boats are designed with water pump inserts. The water pump inserts allows these boats to either be used as just rescue crafts or for fire fighting. This innovation in design will allow us to market these boats to both fire departments and rescue departments. The water pump used in these designs uses water found in the bottom of the boat and is able to achieve sprays of water at 750 gallons per minute without compromising the stability of the craft.

LICENSES

In manufacturing our watercrafts we use several patented designs. The patents and patents applications used are not owned by or being developed by the Company. Rather, the Company licenses the right to use the patents from Mr. Albert Mardikian. In connection with the manufacturing of our watercrafts, we have the following licenses with Mr. Mardikian.

1. In February 2005, we signed a license agreement ("the Vortex License") with Mr. Mardikian to manufacture and sell our Vortex boats. The Vortex License has a term of 5 years and provides an option to renew by the Company, as long as the Company is not in default on the terms of the license agreement. The Vortex License grants the Company an exclusive right to use the design in Vortex boats. The Vortex License provides for royalty payments equal to 2% of the gross sales, less sales returns for a period of 5 years. The Vortex License also requires a minimum license payment of $200 per calendar quarter.

2. In January 2006, we signed a license agreement ("the Water Pump License") with Mr. Mardikian to use his water pump patent (United States Patent 6,343,964) in the fire and rescue boats designed by us. The license has a term of 5 years and provides an option to renew by the Company, as long as the Company is not in default on the terms of the Water Pump License. The Water Pump License grants us to a non-exclusive right to use the patent in the manufacturing of both the 15' Rescue and the 21' Rescue boats. The Water Pump License provides for a royalty payment equal to 1% of the gross sales, less sales returns, up to January 31, 2008, at which time the royalty payment will increase to 1.5% of the gross sales, less sales returns, till January 31, 2011. The Water Pump License does require a minimum payment of $600 per every six-month period.

3. In June 2006, we signed a license agreement ("15' Rescue Design License") with Mr. Mardikian to use his design for the manufacturing of our 15'
     Rescue boats. The 15' Rescue Design License has a term of 5 years and provides an option to renew by the Company, as long as we are not in default of any of the terms of the 15' Rescue Design License. The 15' Rescue Design License grants us a non-exclusive right to use the design of the 15' Rescue boat through out the world. The 15' Rescue Design License provides for a royalty payment equal to 2% of the gross sales, less sales return for the period of 5 years. The 15' Rescue Design License provides for a minimum $100.00 monthly payment.

All of the licenses referenced above are with Mr. Mardikian, they each provide that they shall be treated separately and not as one license agreement.

CURRENT OPERATIONS

Our operations to date have focused on the building of molds of our watercraft designs and minimal sales activities. We have successfully built the molds for our 15' Rescue and 21' Rescue boats and intend to begin manufacturing of our watercraft products. In addition, we have subleased an 11,000 square foot facility in San Bernadino, California in which to manufacture and assemble our watercraft products.

We do not intend to manufacture the hulls and decks for our Vortex watercraft. Rather we have entered into an Agreement of Cooperation with Changfeng Enterprise, Co. of Dalian, China ("Cooperation Agreement"). The Cooperation Agreement provides for Changfeng Enterprise Co. to produce the 22' hulls and decks that we will use for the design of our Vortex watercraft. The hulls and decks will be produced in Dalian, China and then shipped to our facilities in the United States. The Cooperation Agreement has a term of five years.

At this time, we have obtained orders for two of the Vortex boats and we have successfully assembled three of the 15' Rescue boats.

COMPETITION

We will receive competition in the sales of our watercraft by those companies already established in the industry. Our competitors build similar rescue watercraft, though they use different materials in the construction of their products. While some competitors also use fiberglass in the construction, while others manufacture crafts using inflatable materials and metals.

We believe that the use of the jet propulsion engines and the innovations in our designs that provide greater stability will provides us with an advantage over our current competition.

There is greater competition for our Vortex boats, then for our rescue and fire watercrafts. The recreational industry is larger then the fire and rescue industry and our competition in this industry has an established clientele and has far greater resources then we have at this time. We believe that our design of the Vortex will provide us an advantage over our established and larger competition.

MARKETING

Our marketing strategy includes displaying and demonstrating the watercraft at regional, national and international boat show. In addition we are working to demonstrate the boats at the local waterways throughout the United States. We are also going to advertise in boating magazines and will use the internet to produce sales.

                                  RISK FACTORS
                                  ------------

An investment in our common stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this prospectus and the documents that are incorporated by reference into this Annual Report. The risks discussed in this prospectus could materially adversely affect our business, financial condition and results of operations and cause the trading price of our common stock to decline significantly. If this occurs, you may lose all or part of your investment.

WE RELY UPON KEY EMPLOYEES TO PROCEED WITH OUR BUSINESS PLANS
-------------------------------------------------------------

The loss of our key employees could impair our ability to proceed with our business. Our success depends in significant part on the continued services of our key employees, including Mr. Daniel Medina, President, Director and Chief Executive Officer of Design and a Director, and Mr. Madhava Rao Mankal, Chief Financial Officer and Director.

WE RELY UPON LICENSES IN THE MANUFACTURING OF OUR BOATS
-------------------------------------------------------

We manufacture our boats under three licenses, the loss of any could impair our business. Mr. Albert Mardikian holds the patents on the designs we use to build our boats. If we breach the license agreement, it may seriously impair our ability to manufacture the boats and could cause us to fail to successfully implement our business plan. The licenses are each for a certain period of time. If Mr. Mardikian is unwilling to renew the licenses, it may seriously impair our ability to manufacture the boats and could cause us to fail to successfully implement our business plan.

WE DEPEND ON OUR SUPPLIERS AND IF WE CANNOT OBTAIN  CERTAIN  COMPONENTS  FOR OUR
--------------------------------------------------------------------------------
PRODUCTS,  WE MIGHT HAVE TO DEVELOP  ALTERNATIVE DESIGNS THAT COULD INCREASE OUR
--------------------------------------------------------------------------------
COSTS.
-----
We depend upon a number of suppliers for components in manufacturing our boats. There is an inherent risk that certain components will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct the process we use to build the hulls, which management believes would take a minimum of one year. We may not be able to manufacture any boats for a period of time, which could materially and adversely affect our business, through the results from our operations, and our financial condition.

In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products.

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN  PROFITABLE
--------------------------------------------------------------------------------
OPERATIONS.
----------

We are a development stage company. We have not generated any revenue to date from our operations. Our ability to successfully commercialize the boats will depend on, among other things, our ability to manufacture and sell our boats and the relative cost to the customer of our product as compared to alternative competitive products. As a result, we may never achieve or sustain profitable operations.

IT IS POSSIBLE THAT OUR  OPERATING  LOSSES MAY INCREASE IN THE FUTURE AND WE MAY
--------------------------------------------------------------------------------
NEVER ACHIEVE OR SUSTAIN PROFITABILITY.
--------------------------------------

We anticipate that we will continue to incur operating losses for the foreseeable future, due to a high level of planned operating and capital expenditures developing manufacturing capabilities, increased sales and marketing costs, the hiring of additional personnel, greater levels of product development and our general growth objectives related to the design and manufacturing of our boats.

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $649,321 for the year ended April 30, 2007 and we had accumulated losses of $1,787,113. We anticipate that we will have losses for the foreseeable future. We may never become profitable.

WE CANNOT  PREDICT  THE IMPACT OF MARKET  FLUCTUATIONS  IN MONEY  MARKETS ON OUR
--------------------------------------------------------------------------------
OPERATIONS AND FINANCIAL  PICTURE AND FINANCING COSTS COULD ADVERSELY AFFECT OUR
--------------------------------------------------------------------------------
PROFITABILITY.
-------------

Most of our expenses and capital spending are transacted in the US dollars. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash and cash equivalent balances, marketable securities, investment in sales-type leases, and loan agreement. The majority of the Company's investments may be in short-term instruments and therefore subject to fluctuations in US interest rates. Our financing arrangements will periodically renew and increase in interest rates may result in higher interest charges to us. Due to the uncertain nature of such, we cannot assure that this will not have a material adverse impact on our financial condition and results of operations.

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE DO NOT
--------------------------------------------------------------------------------
GENERATE  ENOUGH CASH FROM  OPERATIONS  TO SUSTAIN  OUR  BUSINESS WE MAY HAVE TO
--------------------------------------------------------------------------------
LIQUIDATE ASSETS OR CURTAIL OUR OPERATIONS.
------------------------------------------

The accompanying financial statements have been prepared assuming we will continue as a going concern. Conditions exist which raise substantial doubt about our ability to continue our business unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. In addition, we have limited working capital. We cannot assure or guarantee that additional capital and/or debt financing will be available when and to the extent required by us, or that if available, it will be on terms favorable or acceptable by us. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. This may be an indicator of our inability to continue in business which could cause loss of investment.

OUR CURRENT LIABILITIES EXCEED OUR CURRENT ASSETS BY A SIGNIFICANT AMOUNT, WHICH
--------------------------------------------------------------------------------
COULD PUT STOCKHOLDER/INVESTORS AT SERIOUS RISK OF OR LOSS OF THEIR INVESTMENT.
------------------------------------------------------------------------------

The Company, at April 30, 2007, has current liabilities totaling $465,630 and $59,811 in current assets. As of April 30, 2007, we have a working capital deficit of approximately $405,820. Our liabilities include accounts payables and accrued interest of $144,737 at April 30, 2007. In the event that creditors or litigants, if any, were to attempt to collect it is unlikely that stockholders, as equity holders, would receive some or any return of investment, because creditors would be paid first.

A SEGMENT OF OUR BUSINESS FOCUSES ON GOVERNMENT  AGENCIES IS A LIMITED NUMBER OF
--------------------------------------------------------------------------------
POTENTIAL CUSTOMERS,  AND IF WE CANNOT OBTAIN GOVERNMENT  CONTRACTS,  WE MAY NOT
--------------------------------------------------------------------------------
EARN REVENUES.
-------------

Obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations with which we must comply and which can vary significantly among agencies. Governmental agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months.

WE ARE  SUBJECT TO  SUBSTANTIAL  COMPETITION  AND WE MUST  CONTINUE  TO FOCUS ON
--------------------------------------------------------------------------------
PRODUCT DEVELOPMENT TO REMAIN COMPETITIVE.
-----------------------------------------

We are subject to significant competition that could harm our ability to gain business and increase the price pressure on the boats we offer. We face competition from a variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. We operate under three licensing agreements with the owner of the patented progress for the 12' and 15' fire rescue boats, as well as the "water pump" patent for the boat. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted there under may not be held valid if subsequently challenged.

Our boat designs are based on technological and design innovation. Consequently, the life cycles of some of our products can be relatively short. Our success depends significantly on our ability to establish and maintain a competitive position in this field. Our products may not remain competitive in light of technological developments by others. Our competitors may succeed in discovering and developing technology before we do that would render our technology, and hence our products, obsolete and noncompetitive.

We are a small company in terms of employees, technical and research resources and capital. We are expected to have significant research and development, sales and marketing, and general and administrative expenses for several years. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained. These factors could hinder our ability to meet changes in the boat industry as rapidly or effectively as competitors with substantially more resources.

THE BOAT  INDUSTRY  IS VERY  COMPETITIVE,  WHICH MAY HAVE AN  ADVERSE  AFFECT ON
--------------------------------------------------------------------------------
PROFITS IF SALES FAILS SHORT OF OUR GOALS
-----------------------------------------

The boat industry is very competitive and competition is increasing in both the United States and abroad. We may not be able to compete successfully against either current or future competitors. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these companies may be able to develop and expand their market share more rapidly, adapt to changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can. In addition, competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. If we are unable to successfully compete, we will be unable to achieve our business plan.

COMMERCIALIZATION  OF OUR PROPOSED NEW PRODUCTS COULD FAIL IF  IMPLEMENTATION OF
--------------------------------------------------------------------------------
OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.
------------------------------------------------

A significant sales and marketing effort will be necessary to achieve the level of market awareness and sales needed to achieve profitability from sales of our new products. We currently have only limited sales and marketing experience, both in the United States and abroad, which may limit our ability to successfully develop and implement our sales and marketing strategy. We need to:

|X| Hire and train sales and marketing personnel; |X| Manage geographically dispersed operations; and |X| Encourage customers to purchase products.

If we fail to successfully create and implement a sales and marketing strategy it could result in increased costs and net losses with resulting potential failure of the Company.

WE MUST COMPLY WITH  ENVIRONMENTAL  REGULATIONS  OR WE MAY HAVE TO PAY EXPENSIVE
--------------------------------------------------------------------------------
PENALTIES OR CLEAN UP COSTS.
---------------------------

We are subject to federal, state, local and foreign laws, and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending the charges could be high.

IF WE DO NOT COMPLY WITH  GOVERNMENT  REGULATIONS,  WE MAY BE UNABLE TO SHIP OUR
--------------------------------------------------------------------------------
PRODUCTS OR MAY HAVE TO PAY EXPENSIVE FINES OR PENALTIES.
--------------------------------------------------------

We are subject to regulation by county, state, and federal governments, governmental agencies, and regulatory authorities from several different countries. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our products and services, and generate revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

WE RELY ON  PROPRIETARY  DESIGNS  AND  RIGHTS AND IF WE HAVE TO  LITIGATE  THOSE
--------------------------------------------------------------------------------
RIGHTS, OUR EXPENSES COULD SUBSTANTIALLY INCREASE.
-------------------------------------------------

Our intellectual property is important to our business. We rely on a combination of license rights, trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. The patents and patents-pending protect and enhance the construction of the sleek, progressive "V" and double pad-bottomed "V-hull" boat. The hull is designed so that as water hits the hull, it flows to the next convenient degree, creating a lift and literally raising the boat to the top of the water. The progressive "V" hull gives the boats excellent stability and handling at low and high speeds, extraordinary tracking for precision handling, and reliability when utilized in emergency and natural disaster situations.

Our success and ability to compete depend, in part, on the protection of our designs and technology. In addition, our technology could infringe on patents or proprietary rights of others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If any third parties hold any conflicting rights, we may be required to stop making, using or selling our products or to obtain licenses from and pay royalties to others. Further, in such event, we may not be able to obtain or maintain any such licenses on acceptable terms, if at all. We may need to engage in future litigation to enforce intellectual property rights or the rights of customers, to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. This litigation could result in substantial costs and diversion of resources and could materially and adversely affect our results of operations.

WE WILL NEED SIGNIFICANT  ADDITIONAL FUNDS FOR OPERATIONS AND PRODUCT  MARKETING
--------------------------------------------------------------------------------
AND DEVELOPMENT, WHICH WE MAY NOT BE ABLE TO OBTAIN.
---------------------------------------------------

The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures necessary for us to provide service in our targeted markets. We may be unable to obtain any future equity or debt financing on acceptable terms or at all. A market downturn or general market uncertainty will adversely affect our ability to secure additional financing. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our new products or take other actions that could adversely affect our business, prospects, operating results and financial condition. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Our current capital resources have been expended and we need additional capital to continue expansion, which we may not be able to obtain, and failure to obtain could impair or curtail operations.

THE PRIMARY  BUSINESS  LOCATION  THE COMPANY  OPERATES  FROM MAY HAVE AN ADVERSE
--------------------------------------------------------------------------------
EFFECT ON THE COMPANY'S PERFORMANCE
-----------------------------------

Our principal place of business is located at 255 S. Leland Norton Way, San Bernardino, California 92408, and consists of 11,000 sq. ft., which we rent from Lasera Technologies, Inc. on a month to month basis. Beginning October 1, 2006, the Company began paying Lasera Technologies a sum of $3,000 per month for the space. Management anticipates that this arrangement will be suitable for our needs for the foreseeable future. If we were to terminate or if this arrangement was terminated, we would have to move our operations to another location which is feasible, cost effective, and has building codes that would allow for the manufacturing of boats.

THE ECONOMY CAN HAVE AN ADVERSE AFFECT ON OUR COMPANY
-----------------------------------------------------

We are susceptible to fluctuations in the economy. If fewer boats are purchased in response to general slowdowns in the economy, our business could be adversely affected. Sales of recreational boats generally fluctuate with the economy. Fluctuations in the market for recreational boats could cause fluctuations in our operating results and a decline in the growth of the recreational boats market could have a material and adverse effect on our business, financial condition, and results of operations.

INTERNATIONAL  TRADE  SITUATIONS  WITH OUR  COMPANY  CAN HAVE AN  AFFECT  ON OUR
--------------------------------------------------------------------------------
BUSINESS
--------

The hulls for our Vortex recreational boats are manufactured in China. The United States has designated China as a most favored nation, which has resulted in low tariffs on imports into the United States from China. Each year, the United States reconsiders the renewal of China's status as a most favored nation. If import tariffs or taxes increase because the United States does not renew or even revokes China's most favored nations status, or for any other reason, our cost of goods would substantially increase, and our business, financial condition, and results of operations would likely be adversely affected.

CHANGES IN INTERNATIONAL  POLITICAL,  SOCIAL AND ECONOMIC ENVIRONMENT MAY AFFECT
--------------------------------------------------------------------------------
OUR FINANCIAL PERFORMANCE.
-------------------------

Our financial performance may be affected by changes in China's political, social and economic environment. We expect to be able to cost-effectively produce our Vortex recreational boats, in part, by manufacturing the hulls for our boats in China. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. The Chinese government could impose surcharges, increase our tax rates, or revoke, terminate or suspend our operating licenses without compensating us. Confrontations have occurred between the military and civilians. If for these or any other reason, we lose our ability to manufacture our products in China, or our cost of doing business in China increases, our business, financial condition, and results of operations would be materially and adversely affected.

RISKS  RELATED  TO  THIS  OFFERING  AND  OUR  COMMON  STOCK
-----------------------------------------------------------

The Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7 and 15g-9 under the Securities Exchange Act of 1934, as amended.

"Penny Stocks" are stocks:

|X|  with a price of less than $5.00 per share;

|X|  that are not traded on a "recognized" national exchange;

|X| whose price are not quoted on the NASDAQ automated Quotation at not less than $5.00 per share;

|X| issuers with net tangible assets of less than $2 million (if the issuer has been in continuous operation less than three years)

The requirements affecting brokers affecting trades in our shares, which are discussed in the Risk Factors, reduce the potential market for our shares by reducing the number of potential investors. This will make it more difficult for investors in our common stock to sell shares to their parties or to otherwise dispose of them. This, in turn, could cause stock price to decline, and this impediment to trading could cause difficulty to our stock to ever develop any consistency in volume, or any substantial volume, which negatively affects liquidity of the shares and which may adversely affect our share price.

INVESTORS  SHOULD BE AWARE OF THE RISKS IN THE MARKET  FOR PENNY  STOCKS AND THE
--------------------------------------------------------------------------------
POSSIBILITIES OF FRAUD AND ABUSE.
--------------------------------

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchasers and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. The Company will not be able to control any of such patterns.

WE EXPECT OUR STOCK PRICE TO BE VOLATILE WHICH COULD CAUSE INVESTMENT  LOSSES TO
--------------------------------------------------------------------------------
PURCHASERS OF OUR STOCK.
-----------------------

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including the following:

|X|  Our historical and anticipated quarterly and annual operating results;

|X| Announcements of new products or services by us or our competitors or new competing technologies;

|X|  Investors perceptions of us and investments relating to the boat industry;

|X|  Developments in the boat industry;

|X|  Technological innovations;

|X| Changes in pricing made by us, our competitors or providers of alternative services;

|X|  The addition or loss of business customers;

|X|  Variations   between  our  actual   results   and   analyst  and   investor
     expectations;

|X|  Condition   or  trends   in  the  boat   industry,   including   regulatory
     developments;

|X| Announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

|X|  Additions or departures of key personnel; and

|X|  General market and economic conditions.

In addition, in recent years the stock market in general, and the Over-the-Counter Bulletin Board Market, in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

"PENNY STOCK" RULES  MAY  MAKE  BUYING  OR  SELLING  OUR SECURITIES DIFFICULT.
-----------------------------------------------------------------------------

Trading in our securities is subject to the SEC's "penny stock" rules, described above and trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

WE WILL NEED TO RAISE ADDITIONAL FUNDS WHICH COULD DILUTE THE SHARES
--------------------------------------------------------------------

We need to raise additional funds through public or private debt or equity financing to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute your ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan.

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE  OVER-THE-COUNTER  BULLETIN BOARD,
--------------------------------------------------------------------------------
WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.
-------------------------------------------------

Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

INVESTORS MUST CONTACT A BROKER-DEALER TO TRADE OVER-THE-COUNTER  BULLETIN BOARD
--------------------------------------------------------------------------------
SECURITIES AND AS A RESULT, YOU MAY NOT BE ABLE TO BUY OR SELL OUR SECURITIES AT
--------------------------------------------------------------------------------
THE TIMES THAT YOU MAY WISH
---------------------------

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders an order to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

FUTURE  SALES  OF OUR  COMMON  STOCK BY  RESTRICTED  SHAREHOLDERS  COULD  HAVE A
--------------------------------------------------------------------------------
DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR STOCK
---------------------------------------------------

We currently have 31,988,541 shares of common stock outstanding as of June 29, 2007, Subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered as "restricted securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or
(ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a two year holding period. The sale of substantial numbers of these shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply exceeding demand.

In addition, sales of significant amounts of restricted shares held by Mr. Madhava Rao Mankal and Mr. Daniel Medina, who own a total of 22,344,000 shares of common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

WE MAY ISSUE  SHARES TO RAISE  CAPITAL OR FOR  SERVICES IN THE FUTURE AT A PRICE
--------------------------------------------------------------------------------
LOWER THAN THAT PAID BY CURRENT  INVESTORS  AND SUCH ACTIONS  WOULD BE DILUTIVE,
--------------------------------------------------------------------------------
EVEN HIGHLY  DILUTIVE,  OF CURRENT  OUTSTANDING  SHARES,  WHICH WOULD  ADVERSELY
--------------------------------------------------------------------------------
AFFECT MARKET VALUES.
--------------------

We will need to raise substantial additional capital and may issue shares for cash, services, or acquisitions at a price less than that paid by current owners, as needs arise. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if a market ever develops.

OUR OPERATING  RESULTS IN FUTURE  PERIODS ARE LIKELY TO FLUCTUATE  SIGNIFICANTLY
--------------------------------------------------------------------------------
AND MAY FAIL TO MEET OR  EXCEED  THE  EXPECTATIONS  OF  SECURITIES  ANALYSTS  OR
--------------------------------------------------------------------------------
INVESTORS, AND THIS COULD AFFECT OUR MARKET PRICE.
-------------------------------------------------

Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include many of which are discussed in other risk factors; such as low revenues, competition, failure to approve products proposed, lack of additional capital, management changes, and intellectual property infringement claims to extremely high operating costs. If our operating results are negatively affected by any of these factors, our operating results in future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, any trading price of our common stock would decline.

WE MAY BE  UNABLE  TO OBTAIN  THE  ADDITIONAL  CAPITAL  REQUIRED  TO EXPAND  OUR
--------------------------------------------------------------------------------
BUSINESS.  WE MAY HAVE TO  CURTAIL  OUR  BUSINESS  IF WE  CANNOT  FIND  ADEQUATE
--------------------------------------------------------------------------------
FUNDING, RESULTING ULTIMATELY IN BUSINESS FAILURE.
-------------------------------------------------

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

|X|  Shortfalls in anticipated revenues or increases in expenses;

|X|  The development of new services; or

|X| The expansions of our operations, including the recruitment of additional personnel.

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our then existing stockholders.

OUR PRINCIPAL  OFFICERS AND DIRECTORS OWN 70% OF OUR STOCK WHICH,  IF VOTED IN A
--------------------------------------------------------------------------------
BLOCK WILL BE A CONTROLLING  INTEREST AND INVESTORS WILL HAVE A LIMITED VOICE IN
--------------------------------------------------------------------------------
OUR MANAGEMENT.
--------------

Messrs. Daniel Medina and Madhava Rao Mankal, officers and directors of the Company, beneficially own approximately 70% of our outstanding common stock. As a result, Messrs. Medina and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

|X|  Election of our board of directors;

|X|  Removal of any of our directors;

|X|  Amendment of our certificate of incorporation or bylaws; and

|X| Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of their ownership and positions with little additional support, Messrs. Mankal and Medina are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's principal place of business is located at 255 S. Leland Norton Way, San Bernardino, California 92408. The Company subleases 11,000 square foot of space at a rate of $3,000 per month from Lasera Technologies, Inc. The Company uses the space to assemble boats and fiberglass lay-up. It is anticipated that this arrangement will be suitable for the Company's needs for the foreseeable future.

The Company's mailing address is 10088 6th Street, Suite G, Rancho Cucamonga, California 91730. The Company pays nominal rent of $50 rent for the use of this mailing address.

ITEM 3.  LEGAL PROCEEDINGS

As of April 30, 2007, the Company, nor any members of management were not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Over-the-Counter Bulletin Board (OTCBB) and the trading symbol is MIHI.OB. The Company began trading on the OTCBB in May 2006. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in market.

As of the date of this report, there had been trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

             2006                        High              Low
             ----                        ----              ---
July 31, 2005                       No Quote         No Quote
October 30, 2005                    No Quote         No Quote
January 31, 2006                    No Quote         No Quote
April 30, 2006                      No Quote         No Quote


             2007                        High              Low
             ----                        ----              ---
July 31, 2006                       No Quote         No Quote
October 31, 2006                    No Quote         No Quote
January 31, 2007                        0.34             0.20
April 30, 2007                          0.40             0.20

As of April 30, 2007, there were 88 shareholders of record of the Company's common Stock.

DIVIDEND POLICY

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company made the following unregistered sales of its securities from May 1, 2004 through April 30, 2007.

                                          Number of
       Date                Title            Shares            Purchase/Holder           Consideration
       ----                -----            ------            ---------------           -------------

     11/15/04       Common Stock        12,000,000          Madhava Rao Mankal             $1,200
     11/15/04       Common Stock        12,000,000          Daniel F. Medina               $1,200
     12/14/05       Common Stock           120,000          Business Associates              $120
     9/26/05        Common Stock            23,700          Business Associates           $11,801
     9/26/05        Common Stock            15,609          Independent Directors         Services
     9/26/05        Common Stock            25,000          Business Associate            $12,500
     9/26/05        Common Stock            20,000          Point of View                 License utilization
     11/14/05       Common Stock               800          Business Associate            Royalty Fee
     11/18/05       Common Stock         1,000,000          Business Associate            Manufacturing Services
     11/18/05       Common Stock            71,000          Business Associates           Services
     11/18/05       Common Stock            18,750          Independent Directors         Services
     11/18/05       Common Stock               350          Business Associate            Rent
     11/18/05       Common Stock            13,332          Point View                    License utilization
     3/24/06        Common Stock            50,000          Genesis Companies             500,000 shares of Genesis
                                                            Group, Inc.                   Companies Group, Inc.
      3/7/06        Common Stock            18,750          Independent Directors         Services
      3/7/06        Common Stock               600          Business Associates           Rent
      3/7/06        Common Stock            60,000          Business Associates           $30,000
      3/7/06        Common Stock           240,000          Business Associates           Services
      3/7/06        Common Stock               800          Business Associates           Royalty Fee
     3/15/06        Common Stock            50,000          Business Associates           Services
     3/15/06        Common Stock           310,000          Business Associates           Services
     3/15/06        Common Stock           125,000          Business Associates           Services
     4/27/06        Common Stock            22,000          Business Associates           $11,000
     4/27/06        Common Stock            1,200           Business Associates           Royalty Fee
     4/27/06        Common Stock            80,000          Business Associates           Services
      8/5/06        Common Stock           125,000          Business Associates           Services
     9/21/05        Common Stock            50,000          Business Associates           Consulting Services
     9/21/06        Common Stock            50,000          Business Associates           Services
     9/21/06        Common Stock            18,750          Independent Directors         Services
     9/21/06        Common Stock               300          Business Associates           Rent
     9/21/06        Common Stock             1,200          Business Associates           Royalty Fee
     9/21/06        Common Stock            50,000          Business Associates           Services
     9/21/06        Common Stock           100,000          Business Associates           Conversion of $18,700 of debt
     10/3/06        Common Stock           100,000          Business Associates           $50,000
     10/3/06        Common Stock            20,000          Business Associates           Consulting Services
     10/25/06       Common Stock           500,000          Business Associates           Consulting Services
     2/12/07        Common Stock            18,750          Independent Directors         Services
     2/12/07        Common Stock               150          Business Associate            Rent
     2/12/07        Common Stock             2,000          Business Associate            License Royalty
     2/22/07        Common Stock           200,000          Business Associates           $50,000


     EXEMPTION FROM REGISTRATION CLAIMED. The sale by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The corporation, which purchased the unregistered securities, was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which it requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


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

(d) Inadequate capital to continue or expand its business inability to raise additional capital or financing to implement its business plans;

(e)  Failure to achieve a business;

(f)  Rapid and significant changes in markets;

(g) Litigation with or legal claims and allegations by outside parties; and (h) Insufficient revenues to cover operating costs.

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

RESULTS OF OPERATION FOR THE YEAR ENDED APRIL 30, 2007 AS COMPARED TO YEAR ENDED APRIL 30, 2006.

The Company did not recognize any revenues during the fiscal years ended April 30, 2007 and 2006. The Company did not recognize any revenues, as the Company is in the process of manufacturing fire and rescue boats for sale.

We expect the trend of losses to continue for the foreseeable future as we attempt to commerce some business.

OPERATING EXPENSES

The Company incurred total operating expenses of $628,399 for the year ended April 30, 2007, as compared to operating expenses $1,039,501 for the year ended April 30, 2006. The decrease of $411,103 in operating expenses is primarily a result of a decrease of $508,313stock compensation expenses compared to the year ended April 30, 2006. The operating expenses for the year ended April 30, 2007, primarily included $38,290 in professional fees, $485,000 in stock compensation and $105,109 in general and administration expenses. The operating expenses for the year ended April 30, 2006, which included $17,185 in profession fees, $993,313 in stock compensation and $29,003 for general and administration expenses.

The Company recognized an interest expense of $18,594 for the year ended April 30, 2007, compared to an interest expense of $63 for the year ended of April 30, 2006. The increase of $18,531 is due to an increase of funds loaned to the Company. For the year ended April 30, 2007, the Company recognized other income of $1,529, compared to $52 for the year ended April 30, 2006. The increase of $1,477 was due to a one time commission received on the sale of some parts and equipment that Company was unable to use.

NET LOSS

The Company recognized a net loss of $649,321 for the year ended April 30, 2007, compared to a net loss of $1,039,512 for the year ended April 30, 2006. The decrease of $390,191 was due to the $411,103 decrease in operating expenses, caused by the $508,313 decrease in stock compensation expense. The net loss per share for the year ended April 30, 2007 was $0.022 compared to $0.037 for the year ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2007, the Company had $5,136 in cash, an inventory (consisting of two recreational boat hull and decks, three 15' fire rescue jet engines) of $54,557, and fixed assets (consisting of molds for the 12', 15' and 21' fire rescue jet) of $320,465. The Company's total current liabilities were $465,630 as of April 30, 2007, which was represented mainly accounts payable and accrued interest payable of $144,737, advances from customers of $20,500, lines of credits totaling $28,805 and short-term loans from stockholders totaling $261,588. At April 30, 2007, the Company's current liabilities exceeded current assets by $405,819.

As of April 30, 2006, the Company had $1,968 in cash, an inventory (consisting of two recreational boat hull and decks) totaling $11,428, and fixed assets (consisting of molds for 21' fire rescue jet) totaling $188,910. The Company's total current liabilities were $252,540 as of April 30, 2006, which was represented mainly by accounts payable and accrued interest payable of $79,784, lines of credits totaling $25,765, note payable totaling $17,000, and short-term loans from stockholders totaling $129,991. At April 30, 2006, the Company's current liabilities exceeded current assets by $238,344.

The Company used $105,915 in operating activities for the year ended April 30, 2007 compared to $13,283 for year ended April 30, 2006. The Company used cash of $131,554 in investing activities during the year ended April 30, 2007 on the manufacturing of molds for the fire and rescue watercrafts. For the year ended April 30, 2006, the Company had used cash $213,910 for manufacturing of the molds for the fire and rescue watercrafts. During the year ended April 30, 2007, the Company obtained $240,637 from financing activities, which included the $3,040 increase in the lines of credits held by the Company and $131,597 obtained in short-term loans from stockholders of the Company. In addition, the Company sold shares of its common stock for $96,000. At the year ended April 30, 2007, the Company obtained $240,637 through its financing activities.

The Company has an accumulated deficit, as of April 30, 2007, of $1,787,113 compared to the year ended April 30, 2006 of $1,137,192. The Company does not have capital sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent us the Company from accomplishing the goal of expanding operations. There is no assurance, however, that without funds we the Company will ultimately be able to carry out its business. No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to cover its expenses as they are incurred. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the management might seek to compensate providers of services by issuances of stock in lieu of cash.

GOING CONCERN

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenue, limited capital, debt in excess of $465,630, no significant cash, minimal other assets, and no capital commitments.

CRITICAL ACCOUNTING POLICIES

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note, "Summary of Significant Accounting Policies," to the financial statements for the fiscal year ended April 30, 2007 describes the significant accounting policies and methods used in the preparation of our financial statements. Estimates are used for, but not limited to, our accounting for contingencies, inventory valuation, goodwill and intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates.

ITEM 7.  FINANCIAL STATEMENTS

Please refer to pages F-1 through F-11.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 8B.  OTHER INFORMATION
None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE  WITH
SECTION 16(A)

The directors and executive officers of the Company, as of June 29, 2007, are as follows:

           Name                    Age                 Position
           ----                    ---                 --------

Daniel Medina                       52         President Chief Executive Officer
                                               & Director
Madhava Rao Mankal                  55         Chief Financial Officer
Mike Swanson                        50         Director
Tony Eishet                         49         Director
Arun Madhav                         45         Director

Our success depends on the performance of our two officers and directors, Mr. Medina and Mr. Mankal. We do not have "key person" life insurance policies on any of our employees nor do we have employment agreements for fixed terms with any of our employees. Any of our employees, including any member of our management team, may terminate his or her employment with us at any time. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our officers. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. Moreover, the boat industry has a high level of employee mobility and aggressive recruiting of skilled personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future.

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Set forth below is a brief description of the background of our officers and directors, based upon information provided by them to us.

DANIEL MEDINA, PRESIDENT AND DIRECTOR

Mr. Medina worked as a Sales Representative and Production Manager with Rosemary's Draperies from 1973-1985. Daniel Medina owned Lavey Craft Boat Co. from 1985-1992. Mr. Medina was also a partner in California Cool Custom Boats from 1992- June 1997. He worked as the designer and manufacturer of all of their boats. Mr. Medina served as Director of Sales and Marketing and Production Manager for Sonic Jet Performance, Inc. from October 1999 to October 2001 and successfully increased the company revenue by 50%. He has extensive experience in every phase of sales, marketing and manufacturing. Mr. Medina also serves as an officer and director of Genesis Companies Group, Inc.

MADHAVA  RAO MANKAL, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Mankal has more than 28 years of experience as an executive. He served as President and the Chief Financial Officer of Force Protection, Inc. (formerly Sonic Jet Performance, Inc.) from May 1999 to December 2003. He served as a director of Force Protection, Inc. until September 30, 2004. He has over 25 years of senior financial management experience, including the positions of controller, chief financial officer and financial advisor. Mr. Mankal has his Chartered Accountant and Cost Accountant certifications from India. He has received a Certified Management Accountant in the Untied States. He is member of the Institute of Chartered Accountants of India, Institute of Cost and Works Accountants of India and Institute of Management Accountants in the United States. He has Bachelor Degree in Commerce from Bangalore University. Mr. Mankal also serves as an officer and director of Genesis Companies Group, Inc.

MICHAEL  SWANSON, DIRECTOR

Michael Swanson has worked for the City of Orange Fire Department since 1983 and his present position is as Fire Captain. Prior to that, he worked for the Federal Fire Department for the last four years. He is an active member of the Orange Fire Department Medical Core Committee, the Safety Committee and Physical Fitness Committee. He is also a member of the International Association of Fire Fighters Local 2386, and is a member of the California Professional Firefighters. In 1990, Mr. Swanson was a recipient of the Valor Award from the Orange Rotary Club, for his actions in saving the life of a child. Mr. Swanson is a Certified Instructor at the Saddleback College Paramedic School, where he has served as a Spinal Immobilization Instructor, Advanced Airway Instructor, Emergency Technician Instructor, State Paramedic, State Fire Officer (on going), Haz Mat, Trench, Swift Water, Confined Space First Responder (on going).

TONY A.  ESHIET, DIRECTOR

Mr. Eshiet has been the Chief Operating Officer of HollyTouch Corporation, since August 2001. Prior to that, Mr. Eshiet was the Executive Vice President and Financial Center Manager of CITIBANK from June 2000 to August 2001. Prior to joining Citibank, Mr. Eshiet was the Vice-President and Branch Manager of WELLS FARGO BANK from September 1991 to June 2000, where he managed high-level branches in Century City, Long Beach and Monterey Park in California. Mr. Eshiet was recognized as a "Circle of Stars Performer" on many occasions, he has also received Wells Fargo's "Golden Coach Award" given to the top Branch Manager in sales and customer service. Mr. Eshiet has a Bachelor of Science degree in Banking and Finance from Johnson C. Smith University in Charlotte, North Carolina, where he was honored as an "Outstanding Student of the Year". Mr. Eshiet received his Master Degree in Business Administration (M.B.A) from the University of Phoenix. Mr. Eshiet holds a number of licenses in the financial and investment field, including his Series 7, Series 24, Series 63 and also Life and Health. Mr. Eshiet serves on Corporate Board of Directors of S & P Investment Inc. and American Film Venture Group.

ARUN  MADHAV, DIRECTOR

Mr. Madhav is the founder and director of Eka Technologies, Inc., a product design and development company, since May 2003. Prior to starting Eka Technologies, Inc., Arun held various positions at Interlink Electronics, Inc. from April 1997 through May 2003. Among those positions he was the Director of Product Marketing at Interlink Electronics, Inc. (LINK). During his tenure at Interlink, he introduced several new and innovative products ranging from radio-frequency remotes to signature pads. Prior to Intelink, he introduced new system level products in the field of Non-Destructive testing for companies, such as Physical Acoustics, Nuson and Ultran Laboratories. Mr. Madhav has a BS in Mechanical Engineering from Bangalore University, an MS in Engineering Science and Mechanics from Virginia Tech, and an MBA from California State University, Northridge.

EMPLOYMENT AGREEMENTS

At this time, none of the officers of the Company or any of its employees are subject to employment agreements.

BOARD OF DIRECTORS

Our Board of Directors consists of 5 individuals, two of whom are officers of the Company. Directors are elected to the Board of Directors for a 1 year term and are elected on an annual basis. Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

RESOLUTION OF CONFLICTS OF INTEREST

Currently, the Company does not have a procedure, in place, which would allow our officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Further, we do not have a procedure in place with regard to any intellectual property that an officer or director might develop in another business. The policy and the exception is that, if it is related to the business of our company, it belongs to the Company. Although our officers and directors have indicated that they are not involved in any intellectual property development
(IP) outside of our company, our position would be that, if it is not related to our company's business, we would not assert any ownership claim to such IP.

We are not aware of any apparent conflict with any other business or venture in which any employee, officer or director may be involved. All of the officers and directors have indicated that they do not have any business interests in any business, suppliers, subcontractor, or sales entity that directly or indirectly competes with our company.

AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee financial expert serving on our audit committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal years ended April 30, 2005, 2006, and 2007 the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                None equity     Nonqualified
                                                                 incentive        deferred
                                            Stock    Option         plan        compensation     All other
                         Salary     Bonus   awards    awards    compensation      earnings      compensation     Total
Name & Position  Year      ($)       ($)      ($)      ($)          ($)             ($)             ($)           ($)
---------------- ------ ---------- -------- -------- --------- --------------- --------------- --------------- ----------

Daniel Medina,   2007      $ 0       $ 0     $ -0-    $ -0-        $ -0-            $-0-            $-0-          $ 0
President &      2006      $ 0       $ 0     $ -0-    $ -0-        $ -0-            $-0-            $-0-          $ 0
Director(1)      2005      $ 0       $ 0     $ 1,200  $ -0-        $ -0-            $-0-            $-0-          $ 0
---------------- ------ ---------- -------- -------- --------- --------------- --------------- --------------- ----------
Madhava Rao      2007      $ 0       $ 0     $ -0-    $ -0-        $ -0-           $ -0-           $ -0-          $ 0
Mankal, CFO &    2006      $ 0       $ 0     $ -0-    $ -0-        $ -0-           $ -0-           $ -0-          $ 0
Director(1)      2005      $ 0       $ 0    $ 1,200   $ -0-        $ -0-           $ -0-           $ -0-          $ 0
---------------- ------ ---------- -------- -------- --------- --------------- --------------- --------------- ----------


(1) Messrs. Medina and Mankal received 12,000,000 shares at a price of $0.0001 (par value) per share.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  --------------------------------------------

The following table sets forth certain information concerning outstanding equity awards held by the Company's executive officers for the fiscal year ended April 30, 2007 the "Named Executive Officers":


------------ -------------------------------------------------------------- ---------------------------------------
                           Option Awards Stock awards
------------ -------------------------------------------------------------- ---------------------------------------
                                                                                                          Equity
                                                                                                          incentive
                                                                                               Equity     plan
                                                                                               incentive  awards:
                                           Equity                                              plan       Market
                                          incentive                                   Market   awards:    or
                                            plan                                      value    Number     payout
                                           awards:                          Number    of       of         value
                                          Number of                         of        shares   unearned   of
              Number of     Number of    securities                         shares    of       shares,    unearned
             securities    securities    underlying                         or        units    units or   shares,
             underlying    underlying    unexercised  Option                units     of       other      units
             unexercised   unexercised    unearned    exercise  Option      of        stock    rights     or
   Name        options     options (#)     options     price    expiration  stock     that     that       others
                 (#)      unexercisable      (#)        ($)        date     that      have     have not   rights
             exercisable                                                    have      not      vested     that
                                                                            not       vested      (#)     have
                                                                             vested     ($)               not
                                                                               (#)                         vested
                                                                                                            ($)

------------ ------------ -------------- ------------ --------- ----------- --------- -------- ---------- ---------
Daniel           -0-           -0-           -0-       $ -0-        -         -0-      $ -0-      -0-       -0-
Medina
------------ ------------ -------------- ------------ --------- ----------- --------- -------- ---------- ---------
Madhava          -0-           -0-           -0-       $ -0-        -         -0-      $ -0-      -0-       -0-
Rao Mankal
------------ ------------ -------------- ------------ --------- ----------- --------- -------- ---------- ---------


On May 20, 2005, the Board of Directors approved the issuance of 10 shares of a Series A Preferred Convertible Stock to Messrs. Medina and Mankal, each. At this time the shares of the Series A Preferred Convertible Stock have not been issued to Messrs. Medina and Mankal.

STOCK OPTION AND AWARD PLAN

We have adopted the 2006 Medina International Holdings, Inc. Stock Option and Compensation Award Plan (the "Plan"), which was approved by the board of directors on August 28, 2006 to obtain and retain the services of the types of employees, consultants and directors who will contribute to the Company's long range success and to provide incentives which are linked directly to increases in share value which will incur to the benefit of all stockholders of the Company.

Under the Plan, 2,000,000 shares of common stock shall be reserved and available for issuance. Stock reserved thereunder may consist, in whole or in part, of authorized and unissued shares of treasury shares. The plan shall be administered by either (i) the Board, or (ii) a committee appointed by the Board. No stock options were granted or exercised during the fiscal year ended April 30, 2006, other than 2,000,000 shares approved for issuance and registered on Form S-8. During the year ended April 30, 2007, the Company issued a total 100,000 shares under the Plan to consultants engaged by the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No options were exercised during the fiscal years ended April 30, 2007 and 2006.

Aggregated  Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Values

                                                                Number of           Value of
                                                               Securities         Unexercised
                                                               Underlying         In-the-Money
                                                               Unexercised      Options/SARS at
                                                             Options/SARS at     FY-End ($)(1)
                                                                 FY-End
                                                            ------------------ ------------------
                                   Shares
                                  Acquired
                                     on          Value
                                  Exercise    Realized        Exercisable/        Exercisable/
             Name                    (#)          ($)         Unexercisable      Unexercisable
             ----                    ---          ---         -------------      -------------

Daniel Medina                         0            0               -/0                $-/0
Madhav Rao Mankal                     0            0               -/0                $-/0

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended April 30, 2007:

----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
                  Fees earned                                                Nonqualified
                   or paid in      Stock         Option       Non-equity       deferred
      Name            cash       awards ($)    awards ($)     incentive      compensation      All other        Total
                      ($)                                        plan          earnings      compensation        ($)
                                                             compensation        ($)              ($)
                                                                 ($)
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
Daniel Medina        $ -0-         $ -0-         $ -0-          $ -0-           $ -0-            $ -0-          $ -0-
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
Madhava Rao          $ -0-         $ -0-         $ -0-          $ -0-           $ -0-            $ -0-          $ -0-
Mankal
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
Tony Eshiet(1)       $ -0-        $ 6,250        $ -0-          $ -0-            $-0-            $ -0-          $ -0-
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
Michael Swanson      $ -0-        $ 6,250        $ -0-          $ -0-           $ -0-            $ -0-          $ -0-
(1)
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------
Arun Madhav(1)       $ -0-        $ 6,250        $ -0-          $ -0-           $ -0-            $ -0-          $ -0-
----------------- ------------- ------------- ------------- --------------- --------------- ---------------- ------------

(1) During the year ended April 30, 2007, the independent directors of the Company, Messrs. Eshiet, Swanson and Madhav were issued a total of 37,500 shares or 12,500 shares each. The shares were issued at a price of $0.50 per share for total compensation of $18,750.

The other compensation consists of the individual's salary for his services as an officer of the Company for the year ended April 30, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Section 16(a) of the Exchange Act, requires our officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of our company equity securities with the SEC and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) that they file.

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of June 29, 2007 on a fully diluted basis, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Chief Executive Officer, Chief Financial Officer and executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group

Name, Address & Nature of
Beneficial Owner                  Title of Class                 Amount               Percent of Class(1)
----------------                  --------------                 ------               ----------------
---------------------------- -------------------------- -------------------------- --------------------------
Daniel Medina,
President, CEO & Director
11564 E. Beverly Blvd.             Common Stock                11,099,000                   34.69%
Whittier, CA 90601
---------------------------- -------------------------- -------------------------- --------------------------
Madhava Rao Mankal,                Common Stock                11,245,000                   35.15%
Chief  Financial  Officer &
Director
7476 Sungold Ave.
Corona, CA 92880
---------------------------- -------------------------- -------------------------- --------------------------
Mike Swanson,
Director
5059 Quail Run Rd #7               Common Stock                  42,703                      0.13%
Riverside, CA 92507
---------------------------- -------------------------- -------------------------- --------------------------
Tony Eshiet,
Director
10088 6th Street, Ste G            Common Stock                  42,703                      0.13%
Rancho Cucamonga, CA 90730
---------------------------- -------------------------- -------------------------- --------------------------
Arun Madhav,
Director
3637 Flordale Court                Common Stock                  44,703                      0.14%
Thousand Oaks, CA 90360
---------------------------- -------------------------- -------------------------- --------------------------
Officers and Directors, as         Common Stock                22,474,109                   70.24%
a group (5 individuals)
---------------------------- -------------------------- -------------------------- --------------------------

     (1) Based on 31,988,541 shares of common stock issued and outstanding on June 29, 2007.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings. At the time of this filing, Messrs. Eshiet, Madhav and Swanson were delinquent in filing Form 4s reporting changes in their ownership position of the Company.

                                     PART IV

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock and/or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

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

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Year Ended April 30, 2007

During the fiscal year ended April 30, 2007, we issued a total of 37,500 shares of our restricted stock to our independent directors, Messrs. Eshiet, Swanson and Madhav for their services as directors. Each director received 12,500 shares of our restricted common stock. The shares were issued at a price of $0.50 per share, a premium to the then market price of $0.20 per share. The total compensation value of the shares was $18,750.

During the year ended April 30, 2007, Mr. Medina, the President and a Director of the Company advanced the Company a total of $81,527 in funds to support our continuing operations. The advances are due on demand and accrues interest at 8.5%.

During the year ended April 30, 2007, Mr. Mankal, the Chief Financial Officer and a Director of the Company, advanced the Company a total of $180,067 in funds to support our continuing operations. The advances are due on demand and accrues interest at 8.5%.

Year Ended April 30, 2006

During the fiscal year ended April 30, 2006, we issued a total of 37,500 shares of our restricted common stock to our independent directors, Messrs. Eshiet, Swanson and Madhav for their services as directors. Each director received 12,500 shares of our restricted common stock. The shares were issued a price of $0.50 per shares, a premium to the market price. The total compensation of the shares was $18,750.

During the year ended April 30, 2006, Mr. Medina, the President and a Director of the Company advanced the Company a total of $63,948 in funds to support our continuing operations. The advances have no due date and accrued interest at 8.0%.

During the year ended April 30, 2006, Mr. Mankal, the Chief Financial Officer and a Director of the Company, advanced the Company a total of $66,042 in funds to support our continuing operations. The advances have no due date and accrued interest at 8%.

ITEM 13.  EXHIBITS

The following documents are filed as a part of this Report.

(i) Financial Statements. See Index to Financial Statements and Schedule on page F-2 of this Report.

(ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

  EXHIBIT NO.  DESCRIPTION

          3.1  The Articles of Incorporation of the Company (2)

          3.4  Amended Bylaws of Colorado Community Broadcasting (2)

          3.8 Certificate of Designation of Series A Convertible Preferred Stock (3)

          10.0 Agreement of Cooperation; Purchase/Supply of "Vortex" Boats and mutual Understanding, dated August 13, 2005 (4)

          10.1 Water Pump License Agreement, dated January 24, 2006 (4)

          10.2 License Agreement, dated June 15, 2006 (5)

          10.3 Consulting Agreement with Frank F. Fahim, dated June 15, 2006 (6)

          10.4 Consulting  Agreement with Christopher  Smith, dated July 7, 2006
               (6)

          10.5 Consulting Agreement with Haung I. San, June 18, 2006 (6)

          10.6 Consulting Agreement with Walter Wright, June 28, 2006 (6)

          10.7 2006  Medina  International   Holdings,  Inc.  Stock  Option  and
               Compensation Award Plan (6)

          21   Subsidiaries of the Company (1)

          31   Certifications  pursuant to Section 302 of the Sarbanes-Oxley Act
               (1)

          32   Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act
               (1)

                    (1)  Filed herewith.

                    (2)  Incorporated by reference to the Company's Registration
                         Statement  No.   000-27211,   filed  with  the  SEC  on
                         September 11, 1999.

                    (3) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on May 23, 2005.

                    (4) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 30, 2006.

                    (5) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2006.

                    (6) Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the SEC on September 14, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall, PC is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services is compatible with maintaining Jaspers + Hall, PC's independence.

Audit Fees. Jaspers + Hall billed $1,500 for review services and $2,500 audit fee in the fiscal year ended April 30, 2006 and billed $1,500 for review services, $2,500 in audit fees and services for the fiscal year ended April 30, 2007.

There were no other fees in 2006 or 2007 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2006 and 2007.

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

BALANCE SHEET................................................F-2

STATEMENT OF OPERATIONS .....................................F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..................F-4

STATEMENT OF CASH FLOWS......................................F-5

NOTES TO FINANCIAL STATEMENTS................................F-6

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                              Financial Statements
                                 April 30, 2007


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


To the Board of Directors
of Medina International Holdings, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc. and its subsidiary as of April 30, 2007, and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medina International Holdings, Inc. and its subsidiary at April 30, 2007, and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


July 18, 2007

/s/Jaspers + Hall P. C.
                                       F-1


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                    APRIL 30,


                                                                                                      2007              2006
                                                                                                  --------------   ---------------
ASSETS:

Current Assets:
  Cash                                                                                                $   5,136           $ 1,968
  Inventory                                                                                              54,557            11,428
  Prepaid Expenses                                                                                            -               800
  Other Receivables                                                                                         118                 -
                                                                                                  --------------   ---------------
   Total Current Assets                                                                                  59,811            14,196

Other Assets:
    Investment                                                                                           25,000            25,000
                                                                                                  --------------   ---------------
   Total Other Assets                                                                                    25,000            25,000

Fixed Assets:
    Mold (12', 15' and 21')                                                                             320,465           188,910
                                                                                                  --------------   ---------------
    Total Fixed Assets                                                                                  320,465           188,910

                                                                                                  --------------   ---------------
TOTAL ASSETS                                                                                          $ 405,276         $ 228,106
                                                                                                  ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Commitments and Contingencies

Current Liabilities:
  Accounts payable and accrued interest                                                               $ 144,737          $ 79,784
  Lines of credit and Credit cards                                                                       28,805            25,765
  Customer deposit                                                                                       20,500                 -
  Note payable, current                                                                                    10,000            17,000
  Related parties - short-term borrowings from shareholders                                             261,588           129,991
                                                                                                  --------------   ---------------

TOTAL CURRENT LIABILITIES                                                                               465,630           252,540
                                                                                                  --------------   ---------------

Stockholders' Equity (Deficit):
  Preferred stock, $.001 par value, 10,000 shares authorized, unissued
 Class A Preferred stock $0.001par value, 50  shares authorized and none issued or outstanding                -                 -
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 30,324,541and 28,988,391
    shares issued and outstanding                                                                         3,032             2,899
  Additional paid-in capital                                                                          1,697,101         1,110,459
  Shares committed to be issued                                                                          30,625                 -
  Subscription to be received                                                                            (4,000)                -
  Deficit accumulated during the development stage                                                   (1,787,113)       (1,137,792)
                                                                                                  --------------   ---------------

Total Stockholders' Equity (Deficit)                                                                    (60,355)          (24,434)
                                                                                                  --------------   ---------------

                                                                                                  --------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                                                 $ 405,276         $ 228,106
                                                                                                  ==============   ===============


The accompanying notes are an integral part of the financial statements.


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              March 16, 1998
                                                     Year Ended                 (Inception) to
                                                      April 30,                   April 30,
                                       ------------------------------------
                                             2007               2006                2007
                                       -----------------   ----------------    ---------------

INCOME                                       $        -       $          -        $    25,000


OPERATING EXPENSES:
Professional Fees                                38,290             17,185            147,153
Bank Charges                                        809                270              1,585
Telephone                                         3,592              2,647              8,678
Travel                                           10,355             10,799             25,374
Settlement of debt                                    -                  -             17,000
Stock compensation                               37,500            993,313          1,058,212
Research and Development                         25,000                  -             25,000
Consultant Expenses                             447,500                  -            447,500
Other Administrative Expenses                    64,940                  -             64,940
Miscellaneous expenses                              414             15,287             20,235
                                       -----------------   ----------------    ---------------
 Total Operating Expenses                       628,399          1,039,501          1,815,676
                                       -----------------   ----------------    ---------------
Other Income(Expense)
Interest expense                                (18,594)               (63)           (19,160)
Other Expenses                                   (3,856)                 -             (3,856)
Other income                                      1,529             25,052             26,580
                                       -----------------   ----------------    ---------------
  Net Other Income(Expense)                     (20,922)            24,989              3,563
                                       -----------------   ----------------    ---------------

Net Loss from Operations                     $ (649,321)      $ (1,039,512)       $(1,787,113)
                                       =================   ================    ===============

Weighted average number of
  shares outstanding                         29,589,285         28,329,556

Net Loss Per Share                           $   (0.022)      $     (0.037)
                                       =================   ================


The accompanying notes are an integral part of the financial statements.

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Deficit Accum.
                                                 Additional   Shares                 During the
                                Common Stock      Paid-In  Committed to Subscription Development
                              Shares     Amount   Capital    Be issued  Receivable     Stage         Totals
                             ----------  ------------------  ---------------------- -------------  -----------
Balance -  March 16, 1998            -      $ -        $ -         $ -         $ -           $ -          $ -
Stock issued for services    2,400,000      240      1,760           -           -             -        2,000
Stock issued for cash          300,000       30     24,970           -     (10,500)            -       14,500
Net loss for year                                                                         (2,793)      (2,793)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance -  April 30, 1999    2,700,000      270     26,730           -     (10,500)       (2,793)      13,707
                             ----------  ------- ----------  ---------- ----------- -------------  -----------

Cash payment of subscription
 receivable                          -        -          -           -      10,250             -       10,250
Net loss for year                    -        -          -           -           -        (5,253)      (5,253)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance -   April 30, 2000   2,700,000      270     26,730           -        (250)       (8,046)      18,704
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Net loss for year                    -        -          -           -           -       (21,426)     (21,426)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance -  April 30, 2001    2,700,000      270     26,730           -        (250)      (29,472)      (2,722)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Net income for year                  -        -          -           -           -         4,881        4,881
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance - April 30, 2002     2,700,000      270     26,730           -        (250)      (24,591)       2,159
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Net loss for year                    -        -          -           -           -        (4,610)      (4,610)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance - April 30, 2003     2,700,000      270     26,730           -        (250)      (29,201)      (2,451)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------

Net loss for year                    -        -          -           -           -        (7,397)      (7,397)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance - April 30, 2004     2,700,000      270     26,730           -        (250)      (36,598)      (9,848)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Stock issued for services    24,120,000   2,412          -           -           -             -        2,412
Subscription receivable              -        -       (250)          -         250             -            -
Net loss for year                    -        -          -           -           -       (61,682)     (61,682)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance - April 30, 2005     26,820,000   2,682     26,480           -           -       (98,280)     (69,118)
                             ----------  ------------------  ---------- --------------------------------------
Stock issued for services    1,954,109      195    976,860           -           -             -      977,055
Stock issued for royalties       3,600        1      1,799           -           -             -        1,800
Stock issued for rent            1,250        -        625           -           -             -          625
Stock issued for license        33,332        3     16,663           -           -             -       16,666
Stock issued for
 consideration                  50,000        5     24,995           -           -             -       25,000
Stock issued for cash          126,100       13     63,037           -           -             -       63,050
Net loss for year                    -        -          -           -           -    (1,039,512)  (1,039,512)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance - April 30, 2006     28,988,391   2,899  1,110,459           -           -    (1,137,792)     (24,434)
                             ==========  ======= ==========  ========== =========== =============  ===========
Stock issued for services      670,000       67    334,933           -           -             -      335,000
Stock issued for consulting    225,000       22    112,478           -           -             -      112,500
Stock issued for royalties       3,200        0      1,600           -           -             -        1,600
Stock issued for rent              450        0        225           -           -             -          225
Stock issued to Directors       37,500        4     18,746           -           -             -       18,750
Stock issued for conversion
 of loan                       100,000       10     18,690           -           -             -       18,700
Stock issued for cash          100,000       10     49,990           -      (4,000)            -       46,000
Stock issued for cash          200,000       20     49,980           -           -             -       50,000
Shares to be committed to
 be issued                           -        -          -      30,625           -             -       30,625
Net loss for year                    -        -          -           -           -      (649,321)    (649,321)
                             ----------  ------- ----------  ---------- ----------- -------------  -----------
Balance - April 30, 2007     30,324,541  $ 3,032 $1,697,101   $ 30,625    $ (4,000) $ (1,787,113)   $ (60,355)
                             ==========  ======= ==========  ========== =========== =============  ===========

The accompanying notes are an integral part of the financial statements.


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                March 16, 1998
                                                                       Year Ended               (Inception) to
                                                                        April 30,                  April 30,
                                                        ------------------------------------
                                                                   2007          2006              2007
                                                        ----------------   -----------------  ----------------
Cash Flows From Operating Activities:
  Net (Loss)                                             $     (649,321)       $ (1,039,512)     $ (1,787,113)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Stock issued for services                                   498,700             996,146         1,497,259
  Stock issued in lieu of debt                                   18,700                   -            18,700
   Changes in assets and liabilities:
     Increase in inventory                                      (43,129)            (11,428)          (54,557)
     (Decrease) in prepaid expenses                                 800                (800)                0
    Increase in other receivables                                  (118)                  -              (118)
    Customer Deposit                                             20,500                   -            20,500
     Increase in accounts payables                               64,954              17,311           144,737
                                                        ----------------   -----------------  ----------------
                                                                560,407           1,001,229         1,626,521
                                                        ----------------   -----------------  ----------------
Net Cash Used in Operating Activities                           (88,914)            (38,283)         (160,592)
                                                        ----------------   -----------------  ----------------
Cash Flows From Investing Activities:
  Increase in fixed assets                                     (131,555)           (188,910)         (320,465)
                                                        ----------------   -----------------  ----------------
Net Cash Used in Investing Activities                          (131,555)           (188,910)         (320,465)
                                                        ----------------   -----------------  ----------------


Cash Flow From Financing Activities:
  Increase in lines of credit                                    22,662              25,765            48,427
  Proceeds from note payable                                     (7,000)             17,000            10,000
  Proceeds (payments) from advances by shareholders             111,975             123,166           241,966
  Issuance of common stock for cash                              96,000              63,050           185,800
                                                        ----------------   -----------------  ----------------
  Net Cash Provided By Financing Activities                     233,637             228,981           486,193
                                                        ----------------   -----------------  ----------------
Increase (Decrease) in Cash                                       3,168               1,788             5,136

Cash and Cash Equivalents - Beginning of period                   1,968                 180                 0
                                                        ----------------   -----------------  ----------------
Cash and Cash Equivalents - End of period                $        5,136         $     1,968          $  5,136
                                                        ================   =================  ================


Supplemental Cash Flow Information:
  Interest paid                                          $            -         $         -      $          -
  Taxes paid                                             $            -         $         -      $          -

 100,000 Shares issued for conversion of loans           $       17,000         $         -      $     17,000
 Accured interest payable                                $        1,700         $         -      $      1,700




The accompanying notes are an integral part of the financial statements.

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                  NOTES TTHE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Medina International Holdings, Inc. ("the Company") was formed in 1998 as Colorado Community Broadcasting, Inc. and the Company changed the name of the business in 2005 to Medina International Holdings, Inc. The Company intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming.

The Company plans to manufacture and sell Recreational and Commercial boats. The Company has designed and built a mold for 21' Commercial Fire Rescue boats. The Company has acquired the licenses to manufacture 12' and 15' Fire Rescue boats. In addition, the Company has acquired the license to manufacture and sell 22' Recreational boats (vortex). The Company is in the process of manufacturing the 21' Fire Rescue which was developed internally by the Company.

The Company formed Medina Marine, Inc. as and wholly owned subsidiary of the company. Medina Marine was incorporated in the State of California on May 22, 2006 to produce Fire Rescue, Rescue and Recreational boats.

The Company owns the rights to the following websites:

www.medinamarine.com
www.medinainternationalholdings.com
www.medinaih.com

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2007, the company's current liabilities exceeded its current assets by $405,820. Also, the Company's operations generated no income during the current period ended and the company's accumulated deficit is $1,787,113.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended April 30, 2007 towards management of liabilities and improving our operations. Management believes that the above actions will allow the company to continue its operations through the next fiscal year.

The future success of the company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS 7 are that the Company's financial statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At April 30th, 2007, the Company had $5,136 in cash or cash equivalents.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of molds are stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

FOREIGN CURRENCY TRANSLATION AND HEDGING

The Company is exposed to foreign currency fluctuations due to international trade. The management does not intend to enter into forward exchange contracts or any derivative financial investments for trading purposes. The management does not currently hedge foreign currency exposure.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

NOTE 3. INVENTORY

As of April 30, 2007, inventory consisted of the following:
                  Parts - Vortex Recreational Boat -          $11,428
                  Finished Goods -                             17,380
                  Work in Progress -                           25,749
                                                              --------
                  Total -                                     $54,557
                                                              --------
NOTE 4.  INVESTMENT

Medina International Holdings, Inc. and it's subsidiary have invested $25,000 in the exchange of 500,000 shares of the restricted common stock of Genesis Companies Group, Inc. Messrs. Medina and Mankal, directors and officers of the Company also serve as officers and directors of Genesis Companies Group, Inc.. The 500,000 shares represents 3% of the issued and outstanding common shares of Genesis Companies Group, Inc.

These securities are carried at their estimated fair value of $25,000 based upon the amount paid for the shares, due to the fact that there is not a trading market for the Genesis Companies Group, Inc. shares. Because there is not a trading market for the shares, the Company is unable to recognize any gains or losses on the value of the shares and has classified the shares as a long term asset.

NOTE 5. FIXED ASSETS

At April 30, 2007, fixed assets consisted of the following:

                  Mold - 21' Fire/Rescue boat -                    $ 268,535
                  Mold - 15' Fire/Rescue boat -                       46,802
                  Mold - 15' Fire/Rescue boat -                        5,128
                                                                   -------------
                  Total Fixed Assets                               $ 320,465
                                                                   -------------

NOTE 6.  LINE OF CREDIT

At April 30, 2007, the Company has an Advanta credit card totaling $10,000, under which the Company may borrow on an unsecured basis since the year 2005 on an interest rate of 16.99% with a payment due date on the 18th of every month. The outstanding balance for this credit card was $9,779.

At April 30, 2007, Medina Marine, Inc. has a demand bank line of credit from Bank of America totaling $15,000, under which the Company may borrow on an unsecured basis since the year 2006 on an interest rate of 20.25% with a payment due date on the 29h of every month.. The outstanding balance for this credit card was $14,228.

At April 30, 2007, Medina Marine, Inc. has a credit card from Wells Fargo Bank totaling $5,000, under which Medina Marine, Inc. may borrow on an unsecured basis since the year 2006 on an interest rate of 16.24% with a payment due date on the 110h of every month.. The outstanding balance for this credit card was $4,798.

NOTE 7.  NOTE PAYABLE

At April 30, 2007, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears an 8% interest repayable within 15 months or with an option to convert the amount of the note payable into the Company's common stock at $0.25 per share.

NOTE 8.   SHAREHOLDERS' LOANS

At April 30, 2007, Shareholders' loans consisted of the following:

Shareholder's loan from shareholder of the Company, unsecured,
8.5% interest per annum, due on demand                              $  81,521

Shareholder's loan from shareholder of the Company, unsecured
8.5% interest per annum, due on demand                                180,067
                                                                  --------------

                                                         Total      $ 261,588
                                                                  --------------

NOTE 9.    STOCKHOLDERS' EQUITY

COMMON STOCK

At April 30, 2007, the Company has authorized for issue, 100,000,000 shares of Common Stock with a par value of $0.0001. At April 30, 2007, the Company had 30,324,541 shares of its common stock issued and outstanding.

STOCK TRANSACTIONS

     During the year ended April 30, 2007, the Company has issued restricted shares pursuant to exemptions from registration under Section 4(2), 4(6) and regulation D as follows:

     During the year ended April 30, 2007, the Company issued 670,000 shares of its restricted common stock to unrelated parties for services valued at $335,000.

     During the year ended April 30, 2007, the Company issued a total of 37,500 shares of its restricted common stock to its three independent directors (Messrs. Eshiet, Swanson and Madhav) as compensation for their services as directors. The shares had a total value of $18,750 ($0.50 per share).

     During the year ended April 30, 2007, the Company issued a total of 600 shares of its restricted common stock as payment of rent on a mail box, totaling $300.

     During the year ended April 30, 2007, the Company issued a total of 3,200 shares of its restricted common stock as payment of royalty fees totaling $1,600. The shares were issued at a premium of the market price of $0.50 per share.

     In October 2006, the Company issued 100,000 shares of its restricted common stock for $50,000 cash. The shares had a purchase price of $0.50 per share, a premium from the market price of $0.00 per share of its $.0001 par value common stock for cash in the amount of $50,000:

     In March 2007, the Company issued 200,000 shares of its restricted common stock for $50,000 cash. The shares had a purchase price of $0.25 per share, a premium from the market price of $0.20 per share.

     In September 2006, the Company issued 100,000 shares of its restricted common stock as settlement on an outstanding debt of $18,700.

     During the year ended April 30, 2007, the Company issued 225,000 shares of its restricted common stock for consulting service to an unrelated third party with an estimated value of $112,500.

NOTE 10.   COMMITMENTS

Rental Leases

The Company rents an 11,000 square-foot manufacturing facility for $3,000 per month on a month-to-month basis at 255 S. Leland Norton Way, San Bernardino, CA 92408.

LICENSES

1. In February 2005, we signed a license agreement ("the Vortex License") with Mr. Mardikian to manufacture and sell our Vortex boats. The Vortex License has a term of 5 years and provides an option to renew by the Company, as long as the Company is not in default on the terms of the license agreement. The Vortex License grants the Company an exclusive right to use the design in Vortex boats. The Vortex License provides for royalty payments equal to 2% of the gross sales, less sales returns for a period of 5 years. The Vortex License also requires a minimum license payment of $200 per calendar quarter.

2. In January 2006, we signed a license agreement ("the Water Pump License") with Mr. Mardikian to use his water pump patent (United States Patent 6,343,964) in the fire and rescue boats designed by us. The license has a term of 5 years and provides an option to renew by the Company, as long as the Company is not in default on the terms of the Water Pump License. The Water Pump License grants us to a non-exclusive right to use the patent in the manufacturing of both the 15' Rescue and the 21' Rescue boats. The Water Pump License provides for a royalty payment equal to 1% of the gross sales, less sales returns, up to January 31, 2008, at which time the royalty payment will increase to 1.5% of the gross sales, less sales returns, till January 31, 2011. The Water Pump License does require a minimum payment of $600 per every six-month period.

3. In June 2006, we signed a license agreement ("15' Rescue Design License") with Mr. Mardikian to use his design for the manufacturing of our 15'
     Rescue boats. The 15' Rescue Design License has a term of 5 years and provides an option to renew by the Company, as long as we are not in default of any of the terms of the 15' Rescue Design License. The 15' Rescue Design License grants us a non-exclusive right to use the design of the 15' Rescue boat through out the world. The 15' Rescue Design License provides for a royalty payment equal to 2% of the gross sales, less sales return for the period of 5 years. The 15' Rescue Design License provides for a minimum $100.00 monthly payment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                            (a Colorado corporation)


         Date:  July 5, 2007        By:_______________________________________
                                        Daniel F. Medina, President, Director
                                        & Chief Finacial Officer



         Date:  July 5, 2007        By:________________________________________
                                        Madhava Rao Mankal,
                                        Chief Financial Officer &
                                        Chief Accounting Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date:  July 5, 2007        By:________________________________________
                                        Daniel F. Medina, President & Director
                                        & Chief Financial Officer


         Date:  July 5, 2007        By:________________________________________
                                        Madhava Rao Mankal, Chief Financial
                                        Officer & Director


         Date:  July 5, 2007        By:________________________________________
                                        Tony Eshiet, Director


         Date:  July 5, 2007        By:________________________________________
                                        Arun Madhav, Director



         Date:  July 5, 2007        By:________________________________________
                                        Michael Swanson, Director