Form 10QSB
period 2007-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2007-09-19
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                   Form 10-QSB
                                  -------------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       For the period ended July 31, 2007

                        Commission File Number 000-27211

--------------------------------------------------------------------------------

                       MEDINA INTERNATIONAL HOLDINGS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           COLORADO                                       84-1469319
           --------                                       ----------
   (State  or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                     Identification No.)

      10088 6th Street, Suite G,
      Rancho Cucamonga, CA                                     91730
 --------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

                                  (909)522-4414
                                  -------------
              (Registrant's telephone number, including area code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]      No [X]


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 18, 2007 there were 31,988,541 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [ X ]




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Report of Independent Registered Public Accounting Firm                           F-1

         Consolidated Balance Sheet - July 31, 2007 and April 30, 2007                     F-2

         Consolidated Statement of Operations  - Three months ended July 31,
                  2007 and 2006 and from October 22, 2002 (Inception) to
                  July 31, 2007                                                            F-3

         Consolidated Statement of Changes in Stockholders' Equity (Deficit) -
                  From October 22, 2002 (Inception) to July 31, 2007                       F-4

         Consolidated Statement of Cash Flows - Three months ended July 31, 2007 and 2006 and From October 22, 2002 (Inception) to
                  July 31, 2007                                                            F-6

         Notes to Consolidated Financial Statements                                        F-7

Item 2.  Management's Discussion and Analysis                                               1

Item 3. Controls and Procedures                                                             3

Item 3A(T).  Controls and Procedures                                                        3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               5

Item 5.  Other Information - Not Applicable                                                 5

Item 6.  Exhibits                                                                           5

SIGNATURES                                                                                  6



                                     PART I

ITEM 1. FINANCIAL STATEMENTS



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY

                              Financial Statements
                       For the period ended July 31, 2007
                                   (Unaudited)




JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Medina International Holdings, Inc., a development stage company, as of July 31, 2007 and the related consolidated statement of operations for the three-months ended July 31, 2007 and 2006, and the related consolidated statement of cash flows for the three-months ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers + Hall, PC
------------------
Jaspers + Hall, PC

September 19, 2007



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                           Consolidated Balance Sheet



                                                                                  July 31,       April 30,
                                                                                    2007            2007
                                                                               --------------- ---------------
                                                                                (Unaudited)      (Audited)
ASSETS:

Current Assets:
    Cash                                                                            $       -       $   5,136
    Other receivables                                                                     118             118
    Inventory                                                                          29,599          54,557
                                                                               --------------- ---------------
              Total current assets                                                     29,717          59,811
                                                                               --------------- ---------------

Fixed Assets:
    Watercraft molds                                                                  342,941         320,465
    Office equipment                                                                   20,740               -
    Manufacturing tools                                                                12,050               -
                                                                               --------------- ---------------
                                                                                      375,731         320,465
    Accumulated depreciation                                                           (3,794)              -
                                                                               --------------- ---------------
              Net fixed assets                                                        371,937         320,465
                                                                               --------------- ---------------

Other Assets:
    Prepaid expenses                                                                   24,000               -
    Investment                                                                         25,000          25,000
                                                                               --------------- ---------------
              Total other assets                                                       49,000          25,000
                                                                               --------------- ---------------

TOTAL ASSETS                                                                        $ 450,654       $ 405,276
                                                                               =============== ===============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

Current liabilities:
      Accounts payable and accrued interest                                         $ 155,657       $ 144,738
      Bank overdraft                                                                   24,899               -
      Lines of Credit                                                                   7,288          28,805
      Customer Deposit                                                                 20,500          20,500
      Notes payable                                                                    10,000          10,000
      Related Parties - short-term borrowings from shareholders                       237,865         261,588
                                                                               --------------- ---------------
Total current liabilities                                                             456,209         465,631
                                                                               --------------- ---------------

Stockholders' equity (deficit):
     Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                            -               -
     Common stock, $0.00001 par value, 100,000,000 shares
         authorized, 31,988,541 and 30,324,541 shares
         issued and outstanding on July 31, 2007 and April 30, 2007,                    3,199           3,032
         respectively
     Additional paid-in capital                                                     2,122,184       1,697,101
     Shares committed to be issued                                                    303,938          30,625
     Subscription receivable                                                           (4,000)         (4,000)
     Accumulated deficit during the development stage                              (2,430,876)     (1,787,113)
                                                                               --------------- ---------------
Total stockholders' equity (deficit)                                                   (5,555)        (60,355)
                                                                               --------------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $ 450,654       $ 405,276
                                                                               =============== ===============


See accountants' review report and notes to these consolidated financial statements.


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                    Three Months Ended               March 16, 1998
                                                            July 31,                 (Inception) to
                                                  2007              2006              July 31, 2007
                                           ------------------------------------   ----------------------

Revenue:
   Sales                                           $  192,800                -             $    217,800
   Cost of goods sold                                  86,994                -                   86,994
                                           ------------------------------------   ----------------------
   Gross Profit                                       105,806                -                  130,806
                                           ------------------------------------   ----------------------

Operating Expenses:
      Professional fees                                12,907            8,480                  160,060
      Stock compensation expense                      665,311                -                2,171,023
      Commission expense                               26,509                -                   26,509
      Administrative expenses                          37,071           16,402                  199,883
                                           ------------------------------------   ----------------------
      Loss From Operations                           (635,992)         (24,882)              (2,426,669)

Other Income and (Expense):
  Interest income                                           -                -                   26,580
  Interest expense, related party                      (7,771)            (894)                 (30,787)
                                           ------------------------------------   ----------------------
                                                       (7,771)            (894)                  (4,207)

Net Loss                                           $ (643,763)       $ (25,776)            $ (2,430,876)
                                           ====================================   ======================

Weighted average number of
    common shares outstanding                      31,077,839       28,988,391
                                           ====================================

Net loss per share                                 $    (0.02)       $       *
                                           ====================================

* Less than $(0.01) per share.


See accountants' review report and notes to these consolidated financial statements.


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                  (Unaudited)



                                                                                              March 16, 1998
                                                                   Three Months Ended         (Inception) to
                                                                                July 31,          July 31,
                                                                  2007            2006             2007
                                                              --------------  -------------  -----------------
Cash Flows From Operating Activities:

      Net Loss                                                   $ (643,763)      $(25,776)      $ (2,430,876)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Common stock issued for services                           666,563          9,526          2,163,822
         Settlement of debt                                           2,000         18,700             20,700
         Depreciation                                                 3,794              -              3,794
         Changes in operating assets and liabilities:
          Increase in other receivable                                    -              -               (118)
          Decease  (increase)  in inventory                          24,958         (7,740)           (29,599)
          Decease  in prepaid expenses/advances                           -            600                  -
          Increase (decrease) in accounts payable                    10,919        (10,221)           155,656
          Increase in customer deposits                                   -         20,500             20,500
                                                              --------------  -------------  -----------------
          Total adjustments                                         708,234         31,365          2,334,755
                                                              --------------  -------------  -----------------
Net Cash Provided (Used) by Operating Activities                     64,471          5,589            (96,121)
                                                              --------------  -------------  -----------------
Cash Flows From Investing Activities:
        Purchase of fixed assets                                    (55,266)       (30,164)          (375,731)
                                                              --------------  -------------  -----------------
Net Cash Used in Investing Activities                               (55,266)       (30,164)          (375,731)
                                                              --------------  -------------  -----------------
Cash Flows From Financing Activities:
      Proceeds (payment) on notes payables, related party           (23,723)             -            237,865
      Proceeds from note payable                                          -              -             10,000
      Increase in bank overdraft                                     24,899            200             24,899
      Proceeds (payments) on lines of credit                        (21,517)          (593)             7,288
      Proceeds from the issuance of common stock                      6,000         23,000            191,800
                                                              --------------  -------------  -----------------
Net Cash (Used) Provided by Financing Activities                    (14,341)        22,607            471,852
                                                              --------------  -------------  -----------------
Net Decrease in Cash and Cash Equivalents                            (5,136)        (1,968)                 -

Cash and Cash Equivalents - Beginning of Period                       5,136          1,968                  -

                                                              --------------  -------------  -----------------
Cash and Cash Equivalents - End of Period                        $        -       $      -       $          -
                                                              ==============  =============  =================
Supplemental Disclosure of Cash Flow Information:
    Interest paid                                                $        -       $     -        $          -
                                                              ==============  =============  =================
    Taxes paid                                                   $        -       $     -        $          -
                                                              ==============  =============  =================
Supplemental Schedule of Non-Cash Investing and
    Financing Activities Information:
      Equipment purchased from related party                     $   32,790       $      -       $     32,790
                                                              --------------  -------------  -----------------
      Stock issued for prepaid expenses                          $   24,000       $      -       $     24,000
                                                              --------------  -------------  -----------------

See accountants' review report and notes to these consolidated financial statements.

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  July 31, 2007


Note  1.  Organization,   Basis  of  Presentation  and  Summary  of  Significant
--------------------------------------------------------------------------------
Accounting Policies:
-------------------

Organization

Medina International Holdings, Inc. and subsidiary (the "Company") was formed on June 23, 1998. The Company contracted to purchase a low power television license and the station serving Estes Park, Colorado.. The Company, in 2002, ceased all activities involving low power television business. The Company is now focused on the design, manufacturing and sale of recreational and commercial boats through its wholly-owned subsidiary, Medina Marine, Inc. ("Medina Marine"). The Company intends to focus its efforts on marketing its commercial watercraft to fire, rescue and law enforcement agencies and those other agencies involved in water rescue and water patrol.

Basis of Presentation
---------------------

Development Stage Company:

The Company has not earned any significant revenues from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Presentation of Interim Information

In the opinion of the management of Medina International Holdings, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of July 31, 2007, and the results of operations for the three-months ended July 31, 2007 and 2006, and cash flows for the three-months ended July 31, 2007 and 2006. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended April 30, 2007.

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

Note 2.  Going Concern and Managements' Plan
--------------------------------------------

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company's operations recognized revenues of $192,800 and net losses of $643,763 during the three-months ended July 31, 2007. The Company's accumulated deficit is $2,430,876 and current liabilities exceed current assets by $426,492 at July 31, 2007.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the three months ended July 31, 2007 towards management of liabilities and improving the Company's operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


Note 3. Inventory
-----------------

At July 31, 2007, inventory consisted of the following:

Parts           $29,599
                -------
Total           $29,599




Note 4. Fixed Assets:
--------------------

At July 31, 2007, fixed assets consisted of the following:

                  Mold - 12' Fire/Rescue boat (WIP)-           $7,628
                  Mold - 15' Fire/Rescue boat -                66,778
                  Mold - 21' Fire/Rescue boat -               268,535
              Office Equipment-                                20,740
              Manufacturing Tools   -                          12,050
                                                              -------
                  Total Fixed Assets                         $375,731
                                                              -------

The Company purchased office equipment and manufacturing tools valued at $32,790 from Mr. Daniel Medina, the President and a Director of the Company.

Note 5. Investment:
-------------------

The Company purchased 500,000 shares of the common stock of Genesis Companies Group, Inc. (a Delaware Corporation) in exchange for 50,000 shares of the Company's common stock valued at $25,000 ($0.50/share).

Note 6. Lines of Credit
-----------------------

The Company has available a demand bank line of credit totaling $15,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. As of July 31, 2007, $141 was outstanding under this line of credit.

The Company has available a demand bank line of credit totaling $10,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. As of July 31, 2007, $7,043 was outstanding under this line of credit.

Medina Marine, Inc., the Company's wholly-owned subsidiary, has a credit card totaling $5,000, under which Medina Marine may borrow on an unsecured basis at the bank's prime rate. As of July 31, 2007, $104 was owed on the credit card.

Note 7. Customer Deposit
------------------------

The Company has received $20,500 from a customer as deposit for purchase of Vortex recreational boat.

Note 8. Related Party - Short-term Borrowings
---------------------------------------------

As of current period ended July 31, 2007, short-term borrowings from related parties consisted of the following:

President and Director                       $ 103,283
CFO and Director                               134,582
                                            ----------
               Total                         $ 237,865
                                            ==========

These notes are unsecured; bear interest at 8.5%, and due on demand.

Note 9. Stockholders' Equity (Deficit):
--------------------------------------

The Company issued 1,664,000 shares of its restricted common stock during the three months ended July 31, 2007. As of July 31, 2007, the Company has 31,988,541 shares of its common stock issued and outstanding. The following presents the purpose of stock issuance during the three months ended July 31, 2007:

                                Shares Issued   Value
                                -------------   ------
Stock issued for consulting     1,600,000       $400,000
Stock issued for royalties          2,500            500
Stock issued Directors             37,000         18,750
Stock issued for cash              24,000          6,000
                                ------------------------
Total                           1,664,000       $425,250


Shares Committed

During the three months ended July 31, 2007, the Company has committed to issuing the following shares, which had not been issued on July 31, 2007.


     - 18,750 shares of common stock to be issued to directors as compensation. The shares have a total value of $4,688 ($0.25 per share).

     - 2,500 shares of common stock to be issued as payment on licensing royalty fees. The shares have a total value of $500 ($0.20 per share).

     - 35,000 shares of common stock to be issued for cash of $7,000. The shares will have an issuance price of $0.20 per share.

     - 258,750 shares of common stock to be issued in connection with services provided by third parties. The shares have a total value of $51,750 ($0.20 per share).

     - 20 shares of Series A Preferred Stock to be issued to two of the Company's directors for a purchase price of $240,000.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operation

Results of operations for the three-month period ended July 31, 2007 compared to the same period ended July 31, 2006

Sales

We generated $192,800 in revenue during the three months ended July 31, 2007. The Company did not recognize any revenues during the three months ended July 31, 2006. The Company sold two 15' fire rescue watercrafts to two customers.

Cost of Sales

The cost of sales for the three months ended July 31, 2007 was $86,994. There were not any costs of sales recognized during the three months ended July 31, 2006.

Gross Profit

The gross profit for the three months ended July 31, 2007 was $105,806 or 45.12% on sales.

Operating Expenses

The Company incurred total operating expenses of $741,798 for the three months ended July 31, 2007, as compared to operating expenses $24,882 for the three months ended July 31, 2006. The increase of $716,916 in operating expenses is primarily a result of $665,311 in stock compensation expenses. The operating expenses for the three months ended July 31, 2007, primarily included $12,907 in professional fees, $665,311 in stock compensation and $37,071 in general and administration expenses and $26,509 in marketing expenses. The operating expenses for the three months ended July 31, 2006, included $8,480 in profession fees and $16,402 for general and administration expenses.

The Company recognized an interest expense of $7,771 for the three months ended July 31, 2007, compared to an interest expense of $894 for the three months ended of July 31, 2006. The increase of $6877 is due to an increase of funds loaned to the Company.

Net Loss

The Company recognized a net loss of $643,763 for the three months ended July 31, 2007, compared to a net loss of $25,776 for the three months ended July 31, 2006. The increase of $617,987 was due to the $716,916 increase in operating expenses, caused by the $665,311 increase in stock compensation expense. The net loss per share for the three months ended July 31, 2007 was $0.021 compared to $0.001 for the three months ended July 31, 2006.

Liquidity and Capital Resources

As of July 31, 2007, the Company had no cash, an inventory (consisting of parts for Vortex and 21' Fire Rescue Boat) of $29,599 and fixed assets (consisting of molds for the 12', 15' and 21' fire rescue jet, office equipment and manufacturing tools) of $375,731. The Company's total current liabilities were $456,209 as of July 31, 2007, which was represented mainly accounts payable and accrued interest payable of $155,657, advances from customers of $20,500, lines of credits totaling $7,288 and short-term loans from stockholders totaling $237,865. At July 31, 2007, the Company's current liabilities exceeded current assets by $426,492.

The Company used $64,471 in operating activities for the three months ended July 31, 2007 compared to $5,589 during the three months ended July 31, 2006.

The Company used cash of $55,266 in investing activities during the three months ended July 31, 2007 on the manufacturing of molds for the fire and rescue watercrafts. During the three months ended July 31, 2006, the Company used cash $30,164 in investing activities, such activities were the manufacturing of the molds for the fire and rescue watercrafts.

During the three months ended July 31, 2007, the Company used $45,341 under financing activities, which included the $21,517 in payments on the lines of credits held by the Company and $23,723 in payments on related party, notes payable. In addition, the Company sold shares of its common stock for $6,000 during the three months ended July 31, 2007. During the three months ended July 31, 2006, the Company received $22,607 from financing activities.

The Company has an accumulated deficit at July 31, 2007, of $2,430,876. The Company does not have capital sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent us from accomplishing the goal of expanding operations. There is no assurance, however, that without funds we will ultimately be able to carry out our business. We will need to raise additional funds to expand our business activities in the future, and prepare a private offering memorandum to attempt to raise operating capital. No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred. Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Plan of Operation

     We have one full time employee in Medina International Holdings, Inc. and Subsidiary. We intend to develop strategies for the growth of our business, both nationally and internationally through the formulation of strategic enterprise partnerships, cooperative alliances and joint ventures. We would search out those business relationships which allow us to augment our current design and manufacturing capabilities and thereby expand our market opportunities. In addition, we will seek out relationships that would allow us to increase our marketing, sales and delivery capabilities.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report; July 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

                NONE

ITEM 2.  CHANGES IN SECURITIES
------------------------------

The Company made the following unregistered sales of its securities from May 1, 2007 through July 31, 2007.


  DATE OF SALE        TITLE OF SECURITIES      NO. OF SHARES   CONSIDERATION                    CLASS OF PURCHASER
  ------------        -------------------      -------------   -------------                    ------------------


------------------ -------------------------- ---------------- -------------------------------- ----------------------------------

    5/15/07        Common Stock                      850,000   Consulting Services              Business Associates
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------

    5/15/07        Common Stock                        2,500   License Royalty Fee              Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    5/15/07        Common Stock                       37,500   Services                         Directors
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    5/15/07        Common Stock                       24,000   Cash                             Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    6/22/07        Common Stock                      750,000   Consulting Services              Business Associates
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------

Exemption From Registration Claimed

         All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                NONE

ITEM 5.  OTHER INFORMATION
--------------------------

Amended License Agreements

The Company has amended the License Agreements with Mr. Albert Mardikian for the 12' and 15' Fire/Rescue Jet and Fire Pump. The license agreements provide for the design and patent used by the Company in the manufacturing of its various fire/rescue jets. Agreement also provides the Company with exclusive rights on 12' and 15' boat design and Non exclusive rights on Fire Pump technology. The Company intends to offer the design for 15 feet fire rescue boats based on the technology as part of its fire/rescue boat sales efforts.

The amended license agreement provides for payment of a royalty that is 2% of any sales resulting from use of the design and patent, to be determined on a quarterly basis. The amended license agreement provides for a minimum royalty payment of $500 per quarter. The amended license agreement has a term of 10 years, starting August 1, 2007 and expiring on July 31, 2017.

Distributor Agreement

On August 22, 2007, the Company entered into an agreement with Kelly Space and Technology, Inc., a California Corporation, to be the Company's exclusive distributor of the watercraft sales to the United States Department of Defense, if any such sales can be achieved. The Agreement also provides Kelly Space and Technology, Inc. with a non-exclusive distributorship for other customers, both inside and outside of the United States.

The agreement between the Company and Kelly Space and Technology, Inc. will be effective for a period of five (5) years from the date of the signed agreement with an option for Kelly Space and Technology, Inc. to renew agreement for an additional five (5) year period.

ITEM 6.  EXHIBITS -

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                                  (Registrant)

Dated: September 19, 2007

By:
/s/Daniel Medina
-----------------------
Daniel Medina, President

By:

/s/Madhava Rao Mankal
---------------------------
Madhava Rao Mankal,
  Chief Financial Officer &
  Chief Accounting Officer