Form 10QSB
period 2007-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2007-12-20
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended October 31, 2007

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 000-27211
                       MEDINA INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


              Colorado                             84-1469319
-------------------------------------       ------------------------------
   State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization                Identification No.)

              10088 6th Street, Suite G, Rancho Cucamonga, CA 91730
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (909) 522-4414
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of December 6, 2007: 31,988,541 shares of common stock

The Company did recognize revenues for the quarter ended October 31, 2007.

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]




                                                                                        Page
                                                                                        ----

                                TABLE OF CONTENTS

         Report of Independent Registered Public Accounting Firm                        F-1

         Balance Sheets -October 31, 2007 and December 31, 2006                         F-2

         Statements of Operations  -
                  Three  months and six months  ended  October 31, 2007 and 2006
                  and From March 16, 1998 (Inception) to October 31, 2007               F-3

         Statements of Cash Flows -
                  Six months ended  October 31, 2007 and 2006 and From March 16,
                  1998 (Inception) to October 31, 2007                                  F-4

         Notes to Financial Statements                                                  F-5

Item 2.  Management's Discussion and Analysis                                           1

Item 3. Controls and Procedures                                                         2

Item 3A(T).  Controls and Procedures                                                    3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                  - Not Applicable                                                      3

Item 3.  Defaults Upon Senior Securities - Not Applicable                               3

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable   3

Item 5.  Other Information                                                              3

Item 6.  Exhibits                                                                       3

SIGNATURES                                                                              4


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc. and Subsidiary


We have reviewed the accompanying consolidated balance sheets of Medina International Holdings, Inc. and Subsidiary as of October 31, 2007 and 2006 and the related consolidated statements of operations for the three and six-months ended October 31, 2007 and 2006 and the related consolidated statements of cash flows for the six-months ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers + Hall, PC
---------------------
Jaspers + Hall, PC
December 6, 2007



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                October 31,   April 30,
                                                                   2007          2007
                                                                (Unaudited)   (Audited)
                                                                --------------------------
ASSETS
Current Assets:
    Cash                                                          $       -     $   5,136
    Other receivables                                                   118           118
    Inventory                                                        61,837        54,557
                                                                ------------ -------------
             Total current assets                                    61,955        59,811
                                                                ------------ -------------

Fixed Assets:
    Watercraft molds                                                342,941       320,465
    Office equipment                                                 20,740             -
    Manufacturing tools                                              12,249             -
                                                                ------------ -------------
                                                                    375,930       320,465
    Accumulated depreciation                                        (28,623)            -
                                                                ------------ -------------
             Total fixed assets                                     347,307       320,465
                                                                ------------ -------------

Other Assets:
   Advance - vendor                                                  24,000             -
    Investment in Genesis Companies Group, Inc.                      25,000        25,000
                                                                ------------ -------------
             Total other assets                                      49,000        25,000
                                                                ------------ -------------

TOTAL ASSETS                                                      $ 458,262     $ 405,276
                                                                ============ =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Bank Overdraft                                              $   3,645     $       -
      Accounts payable                                              149,121       121,179
      Accrued interest                                               38,277        23,018
      Lines of Credit                                                14,739        28,805
      Customer Deposit                                               20,500        20,500
      Notes payable                                                  10,000        10,000
      Related Parties - short-term borrowings from shareholders     296,799       261,588
                                                                ------------ -------------
Total current liabilities                                           533,081       465,630

Stockholders' equity (deficit):
     Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                          -             -
     Common stock, $0.00001 par value, 100,000,000 shares
         authorized, 31,988,541 and 30,324,541 shares
         issued and outstanding on October 31, 2007
         and April 30, 2007                                           3,199         3,032
         respectively
     Additional paid-in capital                                   2,122,185     1,697,102
     Shares committed to be issued                                  329,904        30,625
     Subscription receivable                                         (1,000)       (4,000)
     Accumulated deficit during the development stage            (2,529,107)   (1,787,113)
                                                                ------------ -------------
Total stockholders' equity (deficit)                                (74,819)      (60,354)
                                                                ------------ -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $ 458,262     $ 405,276
                                                                ============ =============

See accountants' review report and notes to these consolidated financial statements.


                                       F-2






               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                 Three Months Ended                  Six Months Ended                March 16, 1998
                                                     October 31,                       October 31,                   (Inception) to
                                                2007            2006               2007             2006            October 31, 2007
                                           --------------------------------  ----------------------------------   ------------------
Revenues                                         $       -      $        -         $  192,800       $        -         $    217,800
Cost of Goods Sold                                       -               -             86,994                -               86,994
                                           --------------------------------  ----------------------------------   ------------------
Gross Profit                                             -               -            105,806                -              130,806

Operating expenses:
      Selling Expense                                9,119               -             35,872                -               35,628
      Administrative expenses                       81,621         487,365            796,669          512,253            2,612,588
                                           --------------------------------  ----------------------------------   ------------------
      Loss from operations                         (90,740)       (487,365)          (726,735)        (512,253)          (2,517,410)

Other income (expense):
  Interest income                                        -               -                  -                -               26,580
  Interest expense, related party                   (7,489)         (6,731)           (15,259)          (7,624)             (38,277)
                                           --------------------------------  ----------------------------------   ------------------
  Total Other income (expense):                     (7,489)         (6,731)           (15,259)          (7,624)             (11,697)

Net loss                                         $ (98,229)     $ (494,096)        $ (741,994)      $ (519,877)        $ (2,529,107)
                                           ================================  ==================================   ==================
Weighted average number of
    common shares outstanding                   31,988,541      29,330,184         31,533,190       29,159,288
                                           ================================  ==================================
Net loss per share                               $  (0.003)     $   (0.017)        $   (0.024)      $   (0.018)
                                           ================================  ==================================

See accountants' review report and notes to these consolidated financial statements.

                                       F-3



       MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
         (A Development Stage Company)
      Consolidated Statement of Cash Flows
                  (Unaudited)

                                                                                    March 16, 1998
                                                        Six Months Ended           (Inception) to
                                                           October 31,               October 31,
                                                      2007             2006             2007
                                                 ----------------  --------------  ----------------
Cash flows from operating activities:
      Net loss                                        $ (741,994)     $ (519,877)     $ (2,529,107)
                                                 ----------------  --------------  ----------------
      Adjustments to reconcile net loss to net
       cash used in operating activities:
             Common stock issued in exchange
                   for consulting                        692,529         457,625         2,189,788
             Settlement of debt                            2,000          17,000            20,700
             Depreciation                                 28,623               -            28,623
          Changes in operating assets and
           liabilities:                                        -               -                 -
              Increase in other receivable                     -               -              (118)
              Increase in inventory                       (7,280)        (18,768)          (61,837)
              Decease  in prepaid expenses                     -             500                 -
              Increase in accounts payable                27,402           8,472           149,121
              Increase in accrued interest                15,259               -            38,277
              Increase in customer deposits                    -          20,500            20,500

                                                 ----------------  --------------  ----------------
      Total adjustments                                  758,533         485,329         2,385,054
                                                 ----------------  --------------  ----------------
      Net cash received from (used in)
         operating activities                             16,539         (34,548)         (144,053)
                                                 ----------------  --------------  ----------------
Cash flows from investing activities:
        Purchase of fixed assets                         (22,476)        (66,877)         (375,930)
                                                 ----------------  --------------  ----------------
       Net cash used in investing activities             (22,476)        (66,877)         (375,930)
                                                 ----------------  --------------  ----------------
Cash flows from financing activities:
      Bank overdraft                                       3,645               -             3,645
      Proceeds from notes payables, related party          2,222          67,598           296,799
      Proceeds from note payable                               -               -            10,000
      Proceeds from lines of Credit                      (14,066)          1,039            14,739
      Proceeds from the issuance of common stock           9,000          33,000           194,800
                                                 ----------------  --------------  ----------------
      Net cash provided by financing activities              801         101,637           519,983
                                                 ----------------  --------------  ----------------
Net (decrease) increase in cash and cash
 equivalents                                              (5,136)            212                 -

Cash and cash equivalents - beginning of period            5,136           1,968                 -
                                                 ----------------  --------------  ----------------
Cash and cash equivalents - end of period              $       -       $   2,180       $         -
                                                 ================  ==============  ================
Supplemental disclosure of cash flow information:
    Interest Paid                                      $       -       $       -       $         -
                                                 ================  ==============  ================
    Taxes paid                                         $       -       $       -       $         -
                                                 ================  ==============  ================
   Stock issued for compensation                       $ 629,529       $ 457,625       $ 2,189,788

Non-cash financing and investing activities:
    Increase in office equipment and tools,
     related party, note payable                       $  32,989       $       -       $    32,989
                                                 ================  ==============  ================
    Advance to vendor in exchange for shares
      issued of 150,000                                $  24,000       $       -       $    24,000
                                                 ================  ==============  ================

See accountants' review report and notes to these consolidated financial statements.


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2007
                                   (Unaudited)

Note 1.    BASIS OF PRESENTATION, BUSINESS, AND MANAGEMENTS PLANS:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Medina International Holdings, Inc., a Colorado corporation (the Company), and its wholly-owned subsidiary, Medina Marine, Inc. (Medina Marine). All significant inter-company accounts and transactions have been eliminated in consolidation.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007. It is the Company's opinion that when the interim financial statements are read in conjunction with the April 30, 2007 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Development Stage Company

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

Business

The Company's business activities are focused on the design, manufacturing and sale of recreational and commercial boats through its wholly-owned subsidiary, Medina Marine,. The Company intends to focus its efforts on marketing its commercial watercraft to fire, rescue and law enforcement agencies and those other agencies involved in water rescue and water patrol.

Management's Plan

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

In the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended October 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's operations generated income of $192,800 during the six months ended October 31, 2007. On October 31, 2007, the Company's accumulated deficit is $2,529,107 and its current liabilities exceed current assets by $471,126.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the six months ended October 31, 2007 towards management of liabilities and improving the Company's operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 2.  Summary of Significant Accounting Policies:

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

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Common stock equivalents are not included in diluted loss per share to the extent that their inclusion would be ant-dilutive.

International trade and currency risks

The company is involved in export trade to other nations and is subject to numerous risks. These risks involve in increase of freight cost, demurrages in foreign ports, and collections of invoice amounts from international customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to account for as a whole on a fair value basis, at the holder's election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending April 30, 2008. The adoption of SFAS 155 did not have an impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company on May 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on May 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

Note 3. Inventory:

At October 31, 2007, inventory consisted of the following:

         Finished Goods:            $         4,986
         Parts                               30,620
         Work in progress                    26,231
                                             -------
         Total Inventory            $        61,837
                                             =======

Note 4. Fixed Assets:

At October 31, 2007, fixed assets consisted of the following:

              Mold - 12' Fire/Rescue boat (WIP)-                       $  7,628
                  Mold - 15' Fire/Rescue boat -                          66,778
                  Mold - 21' Fire/Rescue boat -                         268,535
              Office Equipment-                                          20,740
              Manufacturing Tools   -                                    12,249
                                                                ----------------
                   Total Fixed Assets                                  $375,930
                                                                ================

The Company purchased office equipment and manufacturing tools valued at $32,790 from Mr. Daniel Medina, the president and director of the Company during first quarter ended July 31, 2007 on account.

Note 5. Advance - Vendor:

The Company has entered into an agreement with Mr. Jesse Solano, to fabricate upholstery for watercrafts in exchange for 150,000 shares of restricted common stock of the Company. The Company valued the stock, in accordance with the agreement at $0.20 per share. As of October 31, 2007, the vendor advance consisted of $24,000.

Note 6. Investment:

The Company purchased 500,000 shares of the common stock of Genesis Companies Group, Inc. in exchange for 50,000 shares of the Company's common stock valued at $25,000 ($0.50 per share).

Note 7. Line of Credit:

The Company has a demand bank line of credit totaling $15,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. As of October 31, 2007, there was no outstanding balance under this line of credit.

The Company has a demand bank line of credit totaling $10,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. As of October 31, 2007, $9,701 was outstanding under this line of credit.

Medina Marine has a credit card credit limit of $5,000, under which Medina Marine may borrow on an unsecured basis at the bank's prime rate. As of October 31, 2007, $5,038 was owed on the credit card.

Medina Marine has a credit card with a credit limit of $500, under which Medina Marine may borrow on an unsecured basis at the bank's prime rate. As of October 31, 2007, there was no outstanding balance on the credit card.

Note 8.  Notes Payable:

On October 31, 2007, Notes payable consisted of a $10,000 loan from an individual payable on demand at 8% interest per annum.

Note 9. Related Party - Short-term Borrowings:

At October 31, 2007, short-term borrowings from related parties consisted of the following principal amounts:

President and director                                 $     95,583
CFO and director                                            201,216
                                                          ----------
               Total                                   $    296,799
                                                          =========

These notes are unsecured; bear interest at 8.5%, and due on demand.


Note 10. Stockholders' Deficit:

The Company issued 1,664,000 shares of its restricted common stock during the six months ended October 31, 2007. As of October 31, 2007, the Company has 31,988,541 shares of its common stock issued and outstanding. The following presents the purpose of stock issuance during the six months ended October 31, 2007:

                               Shares Issued         Value
                               -------------         ------
Stock issued for consulting     1,600,000            $400,000
Stock issued for royalties          2,500                 500
Stock issued Directors             37,000              18,750
Stock issued for cash              24,000               6,000
                               -------------         --------
Total                           1,664,000            $425,250

Shares Committed

During the six months ended October 31, 2007.These shares have been valued at closing market on the date of issuance unless stated otherwise the Company has committed to issuing the following shares, which had not been issued on October 31, 2007.

- 18,750 shares of common stock to be issued to directors as compensation. The shares have a total value of $4,688 ($0.25 per share).

- 18,750 shares of common stock to be issued to directors as compensation. The shares have a total value of $1,312 ($0.07 per share).

- 2,500 shares of common stock to be issued as payment on licensing royalty fees. The shares have a total value of $500 ($0.20 per share).

- 7,200 shares of common stock to be issued as payment on licensing royalty fees. The shares have a total value of $504 ($0.07 per share).

- 70, 000 shares of common stock to be issued for cash of $7,000. The shares will have an issuance price of $0.20 per share.

- 108,000 shares of common stock to be issued in connection with services provided by third parties. The shares have a total value of $21,600 ($0.20 per share).

- 150,000 shares of common stock to be issued in connection with services provided by third parties. The shares have a total value of $30,000 ($0.20 per share).

- 1,350 shares of common stock to be issued in connection with services provided by third parties. The shares have a total value of $300 ($0.22 per share).

- 50,000 shares of common stock to be issued in connection with services provided by third parties. The shares have a total value of $24,000 ($0.48 per share).

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

Results of Operation


Results of operations for the three months ended October 31, 2007 compared to the same period ended October 31, 2006

Sales

We did not recognize any revenue during the three months ended October 31, 2007 and 2006.

Operating Expenses

The Company incurred total operating expenses of $90,740 for the three months ended October 31, 2007, as compared to operating expenses $487,365 for the three months ended October 31, 2006. The operating expenses for the three months ended October 31, 2007, primarily included $1,313 in stock compensation and $80,308 in general and administration expenses and $9,119 in marketing expenses. The operating expenses for the three months ended October 31, 2006 included $447,500 in stock compensation and $39,865 for general and administration expenses. The decrease of $396,625 is attributable to the decrease in the Company's stock compensation expenses over the prior period.

The Company recognized interest expense of $7,489 for the three months ended October 31, 2007, compared to an interest expense of $6,731 for the three months ended of October 31, 2006. The increase of $758 is due to an increase of funds loaned to the Company.

Net Loss

The Company recognized a net loss of $98,229 for the three months ended October 31, 2007, compared to a net loss of $494,096 for the three months ended October 31, 2006. The decrease of $395,867 was due to the $446,187 decrease in operating expenses. The net loss per share for the three months ended October 31, 2007 was $0.003 compared to $0.017 for the quarter ended October 31, 2006.

Results of operations for the six months ended October 31, 2007 compared to the same period ended October 31, 2006

Sales

We generated $192,800 in revenue during the six months ended October 31, 2007 compared to $0 for the six months ended October 31, 2006. The $192,800 in revenue was through the sale of two fire rescue jet boats.

Cost of Sales

The cost of sales for the six months ended October 31, 2007 was $ 86,994. The Company did not incur any cost of sales during the six months ended October 31, 2006.

Operating Expenses

The Company incurred total operating expenses of $726,735 for the six months ended October 31, 2007, as compared to operating expenses $512,253 for the six months ended October 31, 2006. The increase of $214,482 in operating expenses is primarily a result in an increase of $666,000 in stock compensation expenses compared to $447,500 for the six months ended October 31, 2006. The operating expenses for the six months ended October 31, 2007, primarily included $666,000 in stock compensation and $130,669 in general and administration expenses and $35,872 in marketing expenses. The operating expenses for the six months ended October 31, 2006, primarily included $447,500 in stock compensation and $64,753 for general and administration expenses.

The Company recognized interest expense of $15,259 for the six months ended October 31, 2007, compared to an interest expense of $7,624 for the six months ended of October 31, 2006. The increase of $7,635 is due to an increase of funds loaned to the Company.

Net Loss

The Company recognized a net loss of $741,994 for the six months ended October 31, 2007, compared to a net loss of $519,877 for the six months ended October 31, 2006. The increase of $222,117 was due to increase in stock compensation expense. The net loss per share for the six months ended October 31, 2007 was $0.024 compared to $0.018 for the six months ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, the Company had no cash, an inventory (consisting of parts for Vortex and 15' Fire Rescue watercraft and 21' Fire Rescue Boat) of $61,837 and fixed assets (consisting of molds for the 12', 15' and 21' fire rescue jet, office equipment and manufacturing tools) of $375,930. The Company's total current liabilities were $533,081 as of October 31, 2007, which was represented mainly accounts payable and accrued interest payable of $187,398, advances from customers of $20,500, lines of credits totaling $14,739 and short-term loans from stockholders totaling $296,799. At October 31, 2007, the Company's current liabilities exceeded current assets by $469,126.

The Company received $16,539 from operating activities for the six months ended October 31, 2007 compared to using $34,548 for the six month period ended October 31, 2006.

The Company used cash of $22,476 in investing activities during the six month period ended October 31, 2007 on molds. For the six month period ended October 31, 2006, the Company had used cash $66,877 for manufacturing of the molds for the fire and rescue watercrafts.

For the six month period ended October 31, 2007, the Company under financing activities repaid lines of credit, which led to the $14,066 decrease in the lines of credits held by the Company. In addition, the Company sold shares of its common stock valued at $9,000 for the quarter ended October 31, 2007. For the six month period ended October 31, 2006, the Company borrowed $2,222 under financing activities.

The Company has an accumulated deficit, as of October 31, 2007 of $2,529,107 compared to October 31, 2006 of $1,657,669.

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

Plan of Operation

The Company has one full time employee. We intend to develop strategies for the growth of our business, both nationally and internationally through the formulation of strategic enterprise partnerships, cooperative alliances and joint ventures. We would search out those business relationships which allow us to augment our current design and manufacturing capabilities and thereby expand our market opportunities. In addition, we will seek out relationships that would allow us to increase our marketing, sales and delivery capabilities.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report; October 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -
--------------------------

                NONE

ITEM 2.  CHANGES IN SECURITIES -
------------------------------

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -
----------------------------------------

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
------------------------------------------------------------

               NONE.

ITEM 5.  OTHER INFORMATION -
--------------------------

The Company has signed a letter of intent for an exclusive licensing agreement with Nexgen E2 Ltd, a Canadian Corporation, on November 1, 2007 to acquire the knowledge and license to sell patented back packs, fire engine cannon, helmets and other fire resistant accessories. This exclusive licensing agreement will take effect after the Company has met its obligations to pay an amount of $125,000.

ITEM 6.  EXHIBITS -
-----------------

The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

         31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. 31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

         32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. 32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

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

                              MEDINA INTERNATIONAL
                                 HOLDINGS, INC.
                                  (Registrant)

Dated: December 17, 2007     By: /s/Daniel Medina
                               ------------------
                                   Daniel Medina, President


                            By: /s/Madhava Rao Mankal
                               ----------------------
                                   Madhava Rao Mankal,
                                   Chief Financial Officer