Form 10QSB
period 2008-03-24
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2008-03-24
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 000-27211
                       MEDINA INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  Colorado                                                                 84-1469319
---------------------------------------------                                 -------------------------------------
       State or other jurisdiction of                                                   (I.R.S. Employer
       incorporation or organization                                                  Identification No.)

              255 South Leland Norton Way, San Bernadino, CA 92408
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (909) 522-4414
                                                           ---------------

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

Number of shares issued and outstanding of the registrant's class of common stock as of March 14, 2008: 35,660,091 shares of common stock

The Company did not recognize revenues for the quarter ended January 31, 2008.

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]








                                TABLE OF CONTENTS

         Report of Independent Registered Public Accounting Firm                        F-1

         Balance Sheets -  January 31, 2008 and April 30, 2007                          F-2

         Statements of Operations  -
                  Three months and nine months  ended  January 31, 2008 and 2007
                  and From March 16, 1998 (Inception) to January 31, 2008               F-3

         Statements of Cash Flows -
                  Nine months ended January 31, 2008 and 2007 and From March 16,
                  1998 (Inception) to January 31, 2008                                  F-4

         Notes to Financial Statements                                                  F-5

Item 2.  Management's Discussion and Analysis                                           1

Item 3. Controls and Procedures                                                         3

Item 3A(T).  Controls and Procedures                                                    3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
                                                                                        4

Item 3.  Defaults Upon Senior Securities - Not Applicable                               4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable           4

Item 5.  Other Information -                                                            4

Item 6.  Exhibits                                                                       5

SIGNATURES                                                                              6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Medina International Holdings, Inc. and Subsidiary


We have reviewed the accompanying consolidated balance sheets of Medina International Holdings, Inc. and Subsidiary as of January 31, 2008 and 2007 and the related consolidated statements of operations for the three and nine-months ended January 31, 2008 and 2007 and the related consolidated statements of cash flows for the nine-months ended January 31, 2008 and 2007. These financial statements are the responsibility of the Company's management.

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

Jaspers + Hall, PC
/s/Jaspers + Hall, PC
---------------------
March 24, 2008


           MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                     (A Development Stage Company)
                      CONSOLIDATED BALANCE SHEET


                                                                            January 31,        April 30,
                                                                               2008               2007
                                                                          ----------------  -----------------
                                                                            (Unaudited)        (Audited)
ASSETS
Current Assets:
    Cash                                                                             $ 25            $ 5,136
    Other receivables                                                                 118                118
    Inventory                                                                      68,813             54,557
                                                                          ----------------  -----------------
Total current assets                                                               68,956             59,811
                                                                          ----------------  -----------------

Fixed Assets:
    Watercraft molds                                                              342,941            320,465
    Office equipment                                                               20,740                  -
    Manufacturing tools                                                            12,249                  -
    Accumulated Depreciation                                                      (42,939)                 -
                                                                          ----------------  -----------------
Total fixed assets                                                                332,991            320,465
                                                                          ----------------  -----------------

Other Assets:
   Advance - vendor                                                                24,000                  -
    Investment                                                                     50,000             25,000
                                                                          ----------------  -----------------
Total other assets                                                                 74,000             25,000

                                                                          ----------------  -----------------
TOTAL ASSETS                                                                    $ 475,947          $ 405,276
                                                                          ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Bank Overdraft                                                             $ 1,020                $ -
      Accounts payable and accrued interest                                       207,653            144,737
      Lines of Credit                                                              17,032             28,805
      Customer Deposit                                                             20,500             20,500
      Notes payable                                                                15,000             10,000
      Related Parties - short-term borrowings from shareholders                   334,379            261,588
                                                                          ----------------  -----------------
Total current liabilities                                                         595,584            465,630
                                                                          ----------------  -----------------

Stockholders' equity (deficit):
     Preferred stock, $0.0001 par value, 100,000,000 shares                             -                  -
         authorized, none issued and outstanding
     Common stock, $0.0001 par value, 100,000,000 shares                            3,566              3,032
         authorized,35,660,091 and 30,324,541 shares issued
         and outstanding on January 31, 2008 and April 30, 2007,
         respectively
     Additional paid-in capital                                                 2,439,271          1,697,102
     Shares committed to be issued                                                240,688             30,625
     Subscription receivable                                                       (3,000)            (4,000)
     Accumulated deficit during the development stage                          (2,800,162)        (1,787,113)
                                                                          ----------------  -----------------
Total stockholders' equity (deficit)                                             (119,637)           (60,354)

                                                                          ----------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $ 475,947          $ 405,276
                                                                          ================  =================

See accountants' review report and notes to these consolidated financial statements.
                                       F-2



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended               Nine Months Ended               March 16, 1998
                                                         January 31,                      January 31,                (Inception) to
                                                2008            2007              2008             2007             January 31, 2008
                                           --------------------------------  ----------------------------------   ------------------
Revenues                                               $ -             $ -         $ 192,800               $ -            $ 217,800
Cost of Goods Sold                                     270               -            86,994                 -               87,264
                                           --------------------------------  ----------------------------------   ------------------
Gross Profit                                          (270)              -           105,806                 -              130,536

Operating expenses:

      Selling Expense                                  158               -             8,403                 -               35,786
      Administrative expenses                      260,660          29,275         1,085,226           541,500            2,873,248
                                           --------------------------------  ----------------------------------   ------------------
      Loss from operations                        (260,818)        (29,275)         (987,823)         (541,500)          (2,778,498)

Other income (expense):
  Interest income                                        -               -                 -                 -               26,580
  Interest expense                                  (9,967)         (4,860)          (25,226)          (12,485)             (48,244)
                                           --------------------------------  ----------------------------------   ------------------
  Total Other income (expense):                     (9,967)         (4,860)          (25,226)          (12,485)             (21,664)

Net loss                                         $(271,055)      $ (34,135)     $ (1,013,049)       $ (553,985)        $ (2,800,162)
                                           ================================  ==================================   ==================
Weighted average number of
    common shares outstanding                   33,802,898      25,969,245        32,062,672        22,846,625
                                           ================================  ==================================
Net loss per share                                 $ (0.01)              *           $ (0.03)          $ (0.02)
                                           ================================  ==================================
* Less than $(0.01) per share.


See accountants' review report and notes to these consolidated financial statements.
                                       F-3



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                       March 16, 1998
                                                                                                       (Inception) to
                                                                                    January 31,          January 31,
                                                                     2008               2007                2008
                                                               ------------------------------------  --------------------
Cash flows from operating activities:
      Net loss                                                      $ (1,013,049)       $ (553,985)         $ (2,800,162)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange                             911,766           472,152             2,416,025
                   for  services
             Settlement of debt                                            2,000            17,000                20,700
             Depreciation                                                 42,939                 -                42,939
    Changes in operating assets and liabilities:
              Increase in other receivable                                     -            (5,118)                 (118)
              Increase  in inventory                                     (14,256)                -               (68,814)
              Decrease  in prepaid expenses                                    -               800                     -
              Increase in accounts payable and
                accrued interest                                          62,916            41,883               207,654
              Increase in customer deposits                                    -             3,500                20,500
                                                               ------------------  ----------------  --------------------
      Total adjustments                                                1,005,365           530,217             2,638,886
                                                               ------------------  ----------------  --------------------
        Net cash used  in operating activities                            (7,684)          (23,768)             (161,276)
                                                               ------------------  ----------------  --------------------
Cash flows from investing activities:
        Increase in investment securities                                (25,000)                -               (25,000)
        Purchase of fixed assets                                         (22,476)         (147,857)             (342,941)
                                                               ------------------  ----------------  --------------------
       Net cash used in investing activities                             (47,476)         (147,857)             (367,941)
                                                               ------------------  ----------------  --------------------
Cash flows from financing activities:
      Bank overdraft                                                       1,020                 -                 1,020
      Proceeds from notes payables, related party                         39,802           102,157               281,767
      Proceeds from note payable                                           5,000                 -                15,000
      Payments (proceeds) from lines of credit                           (11,773)           25,953                36,655
      Proceeds from the issuance of common stock                          16,000            43,000               194,800
                                                               ------------------  ----------------  --------------------
      Net cash provided by financing activities                           50,049           171,110               529,242
                                                               ------------------  ----------------  --------------------
Net (decrease) increase in cash and cash equivalents                      (5,111)             (515)                   25

Cash and cash equivalents - beginning of period                            5,136             1,968                     -
                                                               ------------------  ----------------  --------------------
Cash and cash equivalents - end of period                                   $ 25           $ 1,453                  $ 25
                                                               ==================  ================  ====================
Supplemental disclosure of cash flow information:
    Interest Paid                                                        $ 6,603               $ -               $ 6,603
                                                               ==================  ================  ====================
    Taxes paid                                                               $ -               $ -                   $ -
                                                               ==================  ================  ====================

Non-cash financing and investing activities:
  Increase in office equipment and tools                                $ 32,989               $ -              $ 32,989
                                                               ==================  ================  ====================
  Advance to vendor in exchange for 150,0000 shares
     of common stock                                                    $ 30,000               $ -              $ 30,000
                                                               ==================  ================  ====================

See accountants' review report and notes to these consolidated financial statements.
                                                    F4



                       MEDINA INTERNATIONAL AND SUBSIDIARY
                          (A Development Stage Company)
             CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                January 31, 2008



                                                                                                      Deficit Accum.
                                                               Additional     Shares                  During the
                                        Common Stock            Paid-In   Committed to   Subscription Development
                                   Shares         Amount        Capital     Be issued    Receivable    Stage        Totals
                                 ------------  -------------- ------------- ---------  ------------------------ ------------
Balance -  March 16, 1998                  -             $ -           $ -         $ -       $ -           $ -          $ -
Stock issued for services          2,400,000             240         1,760           -         -             -        2,000
Stock issued for cash                300,000              30        24,970           -   (10,500)            -       14,500
Net loss for year                                                                                       (2,793)      (2,793)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance -  April 30, 1999          2,700,000             270        26,730           -   (10,500)       (2,793)      13,707
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Cash payment of subscription
 receivable                                -               -             -           -    10,250             -       10,250
Net loss for year                          -               -             -           -         -        (5,253)      (5,253)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance -   April 30, 2000         2,700,000             270        26,730           -      (250)       (8,046)      18,704
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Net loss for year                          -               -             -           -         -       (21,426)     (21,426)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance -  April 30, 2001          2,700,000             270        26,730           -      (250)      (29,472)      (2,722)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Net income for year                        -               -             -           -         -         4,881        4,881
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - April 30, 2002           2,700,000             270        26,730           -      (250)      (24,591)       2,159
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Net loss for year                          -               -             -           -         -        (4,610)      (4,610)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - April 30, 2003           2,700,000             270        26,730           -      (250)      (29,201)      (2,451)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Net loss for year                          -               -             -           -         -        (7,397)      (7,397)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - April 30, 2004           2,700,000             270        26,730           -      (250)      (36,598)      (9,848)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Stock issued for services         24,120,000           2,412             -           -         -             -        2,412
Subscription receivable                    -               -          (250)          -       250             -            -
Net loss for year                          -               -             -           -         -       (61,682)     (61,682)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - April 30, 2005          26,820,000           2,682        26,480           -         -       (98,280)     (69,118)
                                 ------------  ---------------------------- ------------------------------------------------
Stock issued for services          1,954,109             195       976,860           -         -             -      977,055
Stock issued for royalties             3,600               1         1,799           -         -             -        1,800
Stock issued for rent                  1,250               -           625           -         -             -          625
Stock issued for license              33,332               3        16,663           -         -             -       16,666
Stock issued for consideration        50,000               5        24,995           -         -             -       25,000
Stock issued for cash                126,100              13        63,037           -         -             -       63,050
Net loss for year                          -               -             -           -         -    (1,039,512)  (1,039,512)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - April 30, 2006          28,988,391           2,899     1,110,459           -         -    (1,137,792)     (24,434)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Stock issued for services            670,000              67       334,933           -         -             -      335,000
Stock issued for consulting          225,000              22       112,478           -         -             -      112,500
Stock issued for royalties             3,200               0         1,600           -         -             -        1,600
Stock issued for rent                    450               0           225           -         -             -          225
Stock issued to Directors             37,500               4        18,746           -         -             -       18,750
Stock issued for conversion of loan  100,000              10        18,690           -         -             -       18,700
Stock issued for cash                100,000              10        49,990           -    (4,000)            -       46,000
Stock issued for cash                200,000              20        49,980           -         -             -       50,000
Shares to be committed to be issued        -               -             -      30,625         -             -       30,625
Net loss for year                          -               -             -           -         -      (649,321)    (649,321)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - April 30, 2007          30,324,541           3,032     1,697,101      30,625    (4,000)   (1,787,113)     (60,355)
                                 ------------  -------------- ------------- --------------------- ------------- ------------

Stock issued for consulting        5,123,000             512       700,138           -         -             -      700,650
Stock issued for royalties            12,200               2         1,627           -         -             -        1,629
Stock issued to Directors             75,000               8        24,742           -         -             -       24,750
Stock issued for cash                124,000              12        14,989           -     1,000             -       16,000
Shares issued for rent - mailbox       1,350               -           675                                              675
Shares to be committed to be issued        -               -             -     210,063                       -      210,063
Net loss                                   -               -             -           -         -    (1,013,049)  (1,013,049)
                                 ------------  -------------- ------------- --------------------- ------------- ------------
Balance - January 31, 2008        35,660,091         $ 3,566   $ 2,439,271   $ 240,688  $ (3,000) $ (2,800,162)  $ (119,637)
                                 ============  ============== ============= ===================== ============= ============

See accountants' review report and notes to these consolidated financial statements.

                                      F-5

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                January 31, 2008

Note 1.    BASIS OF PRESENTATION, BUSINESS, AND MANAGEMENTS PLANS:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying condensed consolidated financial statements include the accounts of Medina International Holdings, Inc., a Colorado corporation (the Company), and its wholly-owned subsidiary, Medina Marine, Inc. (Medina Marine). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Development Stage Company

The Company has not earned any significant revenues from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board ("FASB") Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Business

The Company's business activities are focused on the design, manufacturing and sale of recreational and commercial boats through its wholly-owned subsidiary, Medina Marine, Inc. The Company intends to focus its efforts on marketing its commercial watercraft to fire, rescue and law enforcement agencies and those other agencies involved in water rescue and water patrol.

Management's Plan and Going Concern

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

In the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended January 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's operations generated no income during the nine months ended January 31, 2008. On January 31, 2008, the Company's accumulated deficit is $2,800,162 and its current liabilities exceed current assets by $526,628.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the nine months ended January 31, 2008 towards management of liabilities and improving the Company's operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of other comprehensive income.

Issuance of Shares for Services

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

International trade and currency risks

The company is involved in export trade to other nations and is subject to numerous risks. These risks involve increase of freight cost, demurrages in foreign ports, and collections of invoice amounts from international customers.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Note 3. Other Receivable:

As of January 31, 2008, there was $118 in other receivables.

Note 4. Inventory:

At January 31, 2008, inventory consisted of the following:

         Finished Goods:                    $   6,138
         Parts                                 30,620
         Work in progress                      32,055
                                               ------
         Total Inventory                    $  68,813
                                               ------

Note 5. Fixed Assets:

At January 31, 2008, fixed assets consisted of the following:

              Mold - 12' Fire/Rescue boat (WIP)-                   $       7,628
                  Mold - 15' Fire/Rescue boat -                           66,778
                  Mold - 21' Fire/Rescue boat -                          268,535
              Office Equipment-                                           20,740
              Manufacturing Tools   -                                     12,249
                                                                       ---------
                  Total Fixed Assets                               $     375,930
                                                                       ---------

The company purchased office equipment and manufacturing tools valued at $32,790 from Mr. Daniel Medina, president and director of the Company.

Note 6. Other Assets:

The Company has entered into an agreement with a unrelated third party vendor, to fabricate upholstery for watercrafts in exchange for 150,000 shares of common stock of the Company. The Company valued the stock as per the agreement at $0.20/share. As of January 31, 2008, vendor advances consisted of $24,000.

Note 7. Investment:

During the nine months ended January 31, 2008, the Company acquired a position in Nexgen, Inc.("Nexgen"), a private entity for $25,000, in cash. Nexgen is a license holder for new patent involving fire extinguishers.

Prior the year ended April 30, 2006, the Company purchased 500,000 shares of the common stock of Genesis Companies Group, Inc. in exchange for 50,000 shares of the Company's common stock valued at $25,000 ($0.50 per share).

Note 8. Line of Credit:

The Company has a demand bank line of credit totaling $10,000, under which the Company may borrow on an unsecured basis at the bank's prime rate. As of January 31, 2008, $9,817 was outstanding under this line of credit.

Medina Marine, Inc. has a credit card credit limit of $7,500, under which Medina Marine may borrow on an unsecured basis at the bank's prime rate. As of January 31, 2008, $7,215 was owed on the credit card. This credit card's credit limit was increased to $7,500 during the period ended January 31, 2008.

Note 9.   Note Payables:

As of January 31, 2008, note payable consisted of the following:

Genesis Companies Group, Inc.           $    5,000
Loan proceeds received                      10,000
                                        -----------
            Total                       $   15,000
                                        ===========



Note 10. Related Parties - Short-term Borrowings:

As of current period ended January 31, 2008, short-term borrowings from related parties consisted of the following principal amounts:

President and director                       $    107,075
CFO and director                                  227,304
                                                ----------
               Total                         $    334,379
                                                ==========

These notes are unsecured; bear interest at 8.5%, and due on demand.

Note 11. Stockholders' Deficit:

As of January 31, 2008, the Company has 35,660,091 of its common stock issued and outstanding.

During the nine months ended January 31, 2008, the Company issued 75,000 shares of its restricted common stock to members of its Board of Directors for their services equaling $24,750.

During the nine months ended January 31, 2008, the Company issued 9,700 shares of its restricted common stock as royalty fee on it license.

During the nine months ended January 31, 2008, the Company issued 3,573,000 shares of its restricted common stock as payment for services to unrelated third parties totaling $769,550.

During the nine months ended January 31, 2008, the Company issued 1,350 shares of its restricted common stock as payment on rent totaling $675.

During the nine months ended January 31, 2008, the Company issued 34,000 shares of its restricted common stock for cash of $16,000.

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

Results of Operation

Results Of Operations For The Three-Months Ended January 31, 2008 Compared To The Three Months Ended January 31, 2007

We did not generate any revenues during the three months ended January 31, 2008 and 2007. During the three months ended, January 31, 2008 we did incur cost of goods sold of $270.

We incurred total operating expenses of $260,818 during the three months ended January 31, 2008, as compared to operating expenses $29,275 during the three months ended January 31, 2007. The operating expenses during the three months ended January 31, 2008, primarily included $226,238 in stock compensation expense. The operating expenses during the three months ended January 31, 2007 included $29,275 general and administration expenses.

We recognized an interest expense of $9,967 during the three months ended January 31, 2008, compared to an interest expense of $4,860 during the three months ended January 31, 2007. The increase of $5,107 is due to an increase of funds loaned to the Company.

We recognized a net loss of $271,055 during the three months ended January 31, 2008, compared to a net loss of $34,135 during the three months January 31, 2007. The increase of net loss was due to the $236,649 increase in operating expenses, as discussed above.

Results Of Operations For The Nine-Months Ended January 31, 2008 Compared To The Nine Months Ended January 31, 2007

During the nine months ended January 31, 2008 we recognized revenues of $192,800. During the nine months ended January 31, 2007, we did not recognize any revenues. The increase is due to the increas in sales is due to an increase in our operations and our sales efforts.


During the nine months ended January 31, 2008, we did not incur any cost of sales. During the nine months ended January 31, 2007, we incurred a cost of sale so of $86,994.

Operating Expenses

We incurred  total  operating  expenses of $1,093,629  for the nine months ended
January 31, 2008, as compared to operating expenses of $541,500 for the nine months ended January 31, 2007. The increase of $552,129 in operating expenses is primarily a result in an increase in stock compensation expenses compared to none for the prior period. The operating expenses for the nine months ended January 31, 2008, primarily included $895,267 in stock compensation expense, $23,142 in professional fees expenses and $56,510 in consulting and commission expenses. The operating expenses for the nine months ended January 31, 2007 included $541,500 for general and administration expenses.

We recognized an interest expense of $25,226 during the nine months ended January 31, 2008, compared to an interest expense of $12,485 for the nine months ended of January 31, 2007. The increase of $12,741 is due to an increase of funds loaned to the Company.

Net Loss

We recognized a net loss of $1,013,049 for the nine months ended January 31, 2008, compared to a net loss of $553,985 for the nine months ended January 31, 2007. The increase of $459,064 was due to $895,267 increase in stock compensation expense.

Liquidity and Capital Resources

At January 31, 2008, we had $25 in cash, an inventory (consisting of parts for Vortex and 15' Fire Rescue watercraft and 21' Fire Rescue Boat) of $68,813 and fixed assets (consisting of molds for the 12', 15' and 21' fire rescue jet, office equipment and manufacturing tools) of $375,930. Our total current liabilities were $595,584 as of January 31, 2008, which was represented by mainly accounts payable and accrued interest payable of $207,653, advances from customers of $20,500, lines of credits totaling $17,032 and short-term loans from stockholders totaling $334,379. At January 31, 2008, our current liabilities exceeded current assets by $526,627.

We used $7,684 in operating activities for the nine months ended January 31, 2008 compared to $23,768 for the nine months ended January 31, 2007.

We used cash of $47,476 in investing activities during the nine months ended January 31, 2008, of which $25,000 was used to acquire fire extinguisher backpack license. For the nine months ended January 31, 2007, we had used cash $147,857 for manufacturing of the molds for the fire and rescue watercrafts.

During the nine months ended January 31, 2008, we, under financing activities repaid lines of credit, which led to the $11,773 decrease in the lines of credits. In addition, the Company sold 100,000 shares of its common stock at the rate of $0.10/share for the quarter ended January 31, 2008, of which $3000 cash is a subscription receivable.

The Company has an accumulated deficit, at January 31, 2008, of $2,800,162.

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

Disclosures Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report; January 31, 2008 and have concluded that the disclosure controls, internal controls and procedures are effective based upon their evaluation as of the evaluation date.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

                NONE

ITEM 2.  CHANGES IN SECURITIES -

         The Company made the following unregistered sales of its securities from November 1, 2007 to January 31, 2008.

      DATE OF            TITLE OF         NO. OF
        SALE            SECURITIES        SHARES           CONSIDERATION           CLASS OF PURCHASER

---------------------------------------------------- ------------------------------------------------------

      12/10/07      Common Stock            258,000                   Services     Business Associate
      12/10/07      Common Stock             37,500                   Services     Directors
      12/10/07      Common Stock              9,700                    Royalty     Business Associate
      12/10/07      Common Stock            100,000  $                  10,000     Business Associate
      12/10/07      Common Stock              1,350                       Rent     Business Associate
      12/18/07      Common Stock          1,500,000                   Services     Business Associate

Exemption From Registration Claimed

         All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. The affiliate listed above that purchased the unregistered securities was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

               NONE.

ITEM 5.  OTHER INFORMATION -

1. Medina International Holdings, Inc. has amended the License Agreements with Mr. Albert Mardikian for the 12' and 15' Fire/Rescue Jet and Fire Pump. The license agreements provide the design and patent used by the Company in the manufacturing of its various fire/rescue jets. Agreement also provides for exclusive rights on 12' and 15' boat design and Non exclusive rights on Fire Pump technology. The Company intends to offer the design for 15 feet fire rescue boats based on the technology as part of its fire/rescue boat sales efforts.

The amended license agreement provides for payment of a royalty that is 2% of sales resulting from use of the design and patent, to be determined on a quarterly basis. The amended license agreement provides for a minimum royalty payment of $500 per quarter. The amended license agreement has a term of 10 years, starting August 1, 2007 and expiring on July 31, 2017.


2. On August 22, 2007, Medina International Holdings, Inc. and Subsidiary entered into an agreement with Kelly Space and Technology, Inc., a California Corporation, to be the Company's exclusive distributor of the watercraft sales to for the United States Department of Defense if any such sales can be achieved, on August 22, 2007. The Agreement also provides Kelly Space and Technology, Inc. with a non-exclusive distributorship for other customers, not limiting to the boundaries of the United States.

The agreement between the Company and Kelly Space and Technology, Inc. will be effective for a period of five (5) years from the date of the signed agreement with an option for Kelly Space and Technology, Inc. to renew agreement for an additional five (5) year period.

ITEM 6.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601.

         31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act. 31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

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

                              MEDINA INTERNATIONAL HOLDINGS, INC.
                                      (Registrant)

Dated: March 20, 2008                        By: /s/  Daniel Medina
                                                 ------------------
                                                      Daniel Medina, President


                                             By: /s/ Madhava Rao Mankal
                                                     ----------------------
                                                     Madhava Rao Mankal,
                                                     Chief Financial Officer