Form 10KSB
period 2008-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2008-08-22
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commissions file number 000-27211



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


                       Colorado                 84-1469319
                ---------------------- ----------------------------------
              (State of incorporation) (I.R.S. Employer Identification No.)

               255, S. Leland Norton Way, San Bernardino, CA 92408
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

State issuer's revenues for its most recent fiscal year. $192,800

There were 35,660,091 shares of the Registrant's common stock outstanding as of June 10, 2008. The aggregate market value of the 13,148,482 shares of common stock held by non-affiliates of the Registrant is approximately $788,909 based on the closing market price of $0.06 per share on June 10, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Transitional Small Business Disclosure  Yes [ ] No [X]








                       MEDINA INTERNATIONAL HOLDINGS, INC.
                        2008 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                ITEM         DESCRIPTION                                                           PAGE
             ---------       ------------                                                          ----
             Part I.

             Item 1.         Description of Business                                                    4

             Item 2.         Description of Property                                                   14

             Item 3.         Legal Proceedings                                                         15

             Item 4.         Submission of Matters to a Vote of Security Holders                       15

             Part II.

             Item 5.         Market for Common Equity and Related Stockholder Matters                  15

             Item 6.         Management's Discussion and Analysis or Plan of Operation                 18

             Item 7.         Financial Statements                                                      21

             Item 8.         Changes in and Disagreements With Accountants on Accounting and           21
                             Financial Disclosure

             Item 8a.        Controls and Procedures.                                                  21

             Item 8(a)T.     Internal Controls and Procedures                                          21

             Item 8b.        Other Information

             Part III.

             Item 9.         Directors, Executive Officers, Promoters and Control Persons and          24
                             Corporate Governance; Compliance with Section 16(a) of the
                             Exchange Act

             Item 10.        Executive Compensation                                                    26

             Item 11.        Security Ownership of Certain Beneficial Owners and Management and
                             and Related Stockholder Matters

             Item 12.        Certain Relationships and Related Transactions, and Director
                             Independence

             Part IV.

             Item 13.        Index to Exhibits                                                         31

             Item 14.        Principal Accountant Fees and Services                                    32


                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Medina International Holdings, Inc., ("Medina" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors and raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 18 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Medina International Holdings, Inc. ("Medina") was incorporated in 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. Our corporate offices are located at 255 S. Leland Norton Way, San Bernardino, CA 92408 and our telephone number is (909)522-4414.

Prior to 2005, we originally intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming. We were unsuccessful in our attempt to enter the low power television business.

In 2004, after the change of our management, the board and shareholders approved the name change to Medina International Holdings, Inc. At that time, Messrs. Daniel F. Medina and Mr. Madhava Rao Mankal were appointed as the President and Chief Financial Officer, respectively, and were also appointed directors of the Company. Since these organizational restructurings, we have pursued a business plan that focuses on the manufacturing of watercraft for rescue operations, as well as recreational use.

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

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of its restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena
Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements.

Modena Sports was organized in the state of California and does business as Harbor Guard Business. Modena Sports is involved in the manufacturing of fire and rescue boats.

Mold Purchase Agreement

On June 18, 2008, Medina and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design.


PRODUCTS

We offer, through Medina Marine, four watercraft products for recreational use and for use by fire and/or rescue operations.

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

         3. The 15' Commercial Rescue and Fire Boat ("15' Rescue"). The 15' Rescue boat is designed using the patented v-hull design. The v-hull provides the boat with better stability and provides the boat with quicker response capabilities. The boat has been designed with a jet engine that allows the boat to reach speeds up to 50 miles per hour. The boat has the same capabilities as the 12' Rescue boat. The difference is in the usage of the watercraft. The 15' Rescue is designed to also include a patented water pump, at the request of the customer. The inclusion of a water pump allows the boat to be used in fighting fires.

         4. The 21' Commercial Fire and Rescue Boat ("21' Rescue") with cat bottom. The 21' Rescue boat is the longest of the rescue boats offered. The boat is designed to provide greater stability, while providing more room for patients and crew members. The boat incorporates a CAT bottom hull for additional stability. The boat is designed with five medical compartments, allowing the boat to carry a greater amount of medical equipment. Additionally, the boat is designed with a dive area in the front and the back of the boat. The 21' Rescue, like the 15' Rescue is designed to include a water pump for fighting fires.

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

All of our watercrafts use jet propulsion for their power. The use of jet engines allows the watercraft to operate in waters with depths of less than 10 feet of water. In addition, the jet engines provide a greater safety to the rescuers and those being rescued. Most rescue watercraft use propeller engines, however, our jet propulsion watercrafts allow the crew members to get extremely close to the victims without worry of causing further injury to those being rescued.

The water pump used in these designs uses water retrieved from the bottom of the boat and spray water at 750 gallons per minute, without compromising the stability of the craft.

This innovation in fire rescue/rescue watercraft design will allow us to market these boats to both fire departments and rescue departments.

LICENSES

In manufacturing our watercrafts we utilize several patented designs. The patents and patents applications used are not owned by or developed by the Company. Rather, the Company licenses the right to use the patents from Mr. Albert Mardikian. Prior to June 18, 2008, we had entered into several different license agreements with Mr. Mardikan. On June 18, 2008, the Company, MGS Grand and Albert Mardikian ("Mardikian") entered into a License Agreement to allow the Registrant exclusive rights to the patents and designs for the "rescue jet" personal water craft and related assemblies, systems and design rights. The License Agreement revised the prior license agreements between the Company and Mr. Mardikian.

We have agreed to pay a royalty for the use of the design and patents in an amount equal to gross sales less sales returns and freight and sales commissions for a period of 15 years. The royalties consist of:

     a) 2% for Patented Designs with or without Patented Fire Pump technology used in our production;

     b) 1% for Patented Pump Technology used in designs other than Mardikian or his associates;

     c) 1% for using Patents in any of distributor or associated companies products; and

     d) we will pay $1,000,000 to MGS ($200,000 in 2 months minimum and 3 months maximum, $800,000 at a rate of 10% of each boat sale until $800,000 has been paid).


Prior to June 18, 2008, the Company had entered into the following license agreements, all of which have been rescinded as a result of the June 18, 2008 License Agreement.

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

All of the licenses referenced above are with Mr. Mardikian, and shall be treated separately and not as one license agreement.

CURRENT OPERATIONS

Our operations to date have focused on the building of molds of our watercraft designs and minimal sales activities. We have successfully built the molds for our 15' Rescue and 21' Rescue boats. In addition, we have subleased an 11,000 square foot facility in San Bernadino, California in which to manufacture and assemble our watercraft products.

COMPETITION

Our products complete with those companies that are already established in the industry. Our competition may have established dealerships around the United States and other parts of the world, which may give them an advantage over our company. In addition, our competition may have good relations with the government and its personnel and a proven track record, which may adversely affect our sales effort. An established competition to our company may have resources and man power to expand into other cities and countries and offer their products at lower prices.

We believe that the use of the jet propulsion engines and the innovations in our designs provide greater stability will provides us with an advantage over our current competition Our competitors build similar rescue watercraft, though they may use different materials in the construction of their products. While some competitors also use fiberglass in the construction, others manufacture crafts using inflatable materials, metals, and aluminum.

There is greater competition for our Vortex boats, then for our rescue and fire watercrafts. The recreational industry is larger then the fire and rescue industry and our competition in this industry have an established clientele and has far greater resources then we have at this time. We believe that our design of the Vortex will provide us an advantage over our established and larger competition.

MARKETING

Our marketing strategy includes displaying and demonstrating the watercraft at regional, national and international boat show. In addition we are working to demonstrate our boats on waterways throughout the United States. We are also going to advertise in boating magazines and will use the help of the internet to sell our products.

We are taking measures to build dealer relations as well as customer and supplier relations, to further improve our establishment in the marine industry. Currently, we have dealers for the country of Turkey, Colombia, and the U.S. military. We are aggressively looking into establishing dealerships around the world, which have proven track record of selling watercrafts to their respective governments.

RISK FACTORS

An investment in our common stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this Form-10KSB. The risks discussed in this document could materially and/or adversely affect our business, financial condition and results of operations and cause the trading price of our common stock to decline significantly. If this occurs, you may lose all or part of your investment.

WE RELY UPON KEY EMPLOYEES TO PROCEED WITH OUR BUSINESS PLANS

The loss of our key employees could impair our ability to proceed with our business. Our success depends in significant part on the continued services of our key employees, including Mr. Daniel Medina, President and Director, and Mr. Madhava Rao Mankal, Chief Financial Officer and Director.

WE RELY UPON LICENSES IN THE MANUFACTURING OF OUR BOATS

We manufacture our boats under various licenses; the loss of any could impair our business. Mr. Albert Mardikian holds the patents on the designs we use to build our boats. If we breach the license agreement, it may seriously impair our ability to manufacture the boats and could cause us to fail to successfully implement our business plan. The licenses are each for a certain period of time. If Mr. Mardikian is unwilling to renew the licenses, it may seriously impair our ability to manufacture the boats and could cause us to fail to successfully implement our business plan.

WE DEPEND ON OUR SUPPLIERS AND IF WE CANNOT OBTAIN CERTAIN COMPONENTS FOR OUR PRODUCTS, WE MIGHT HAVE TO DEVELOP ALTERNATIVE DESIGNS THAT COULD INCREASE OUR COSTS.

We depend upon a number of suppliers for components in manufacturing our boats. There is an inherent risk that certain components will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct the process we use to build the hulls, which management believes would take a minimum of one year. We may not be able to manufacture any boats for a period of time, which could materially and adversely affect our business, through the results of our operations, and our financial condition.

In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products.

WE HAVE A LIMITED OPERATING HISTORY AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABLE OPERATIONS.

We have generated $217,800 in revenues from inception to date from our operations. Our ability to successfully commercialize the boats will depend on, among other things, our ability to manufacture and sell our boats and the relative cost to the customer of our product as compared to alternative competitive products. As a result, we may never achieve or sustain profitable operations.

We anticipate that we will continue to incur operating losses for the foreseeable future, due to a high level of planned operating and capital expenditures for developing manufacturing capabilities, increased sales and marketing costs, the hiring of additional personnel, greater levels of product development and our general growth objectives related to the design and manufacturing of our products.

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could adversely affect our stock price. We experienced net losses of $1,093,230 for the year ended April 30, 2008 and at April 30, 2008, we had an accumulated deficit of $2,880,343.

THE IMPACT OF MARKET FLUCTUATIONS IN MONEY MARKETS, FINANCIAL STABILITY AND FINANCING COSTS COULD ADVERSELY AFFECT OUR PROFITABILITY.

Most of our expenses and capital spending are transacted in the US dollars. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's cash and cash equivalent balances, marketable securities, investment in sales-type leases, and loan agreement. The majority of the Company's investments may be in short-term instruments and therefore subject to fluctuations in US interest rates. Our financing arrangements will periodically renew and an increase in interest rates may result in higher interest charges to us. Due to the uncertain nature of such, we cannot assure that this will not have a material adverse impact on our financial condition and results of operations.

OUR INDEPENDENT ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND IF WE DO NOT GENERATE ENOUGH CASH FROM OPERATIONS TO SUSTAIN OUR BUSINESS WE MAY HAVE TO LIQUIDATE ASSETS OR CURTAIL OUR OPERATIONS.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Conditions exist which raise substantial doubt about our ability to continue our business unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. In addition, we have limited working capital. We cannot assure or guarantee that additional capital and/or debt financing will be available and to the extent required by us, or that if available, it will be on terms favorable or acceptable by us. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. This may be an indicator of our inability to continue in business which could cause loss of investment.

OUR CURRENT LIABILITIES EXCEED OUR CURRENT ASSETS BY A SIGNIFICANT AMOUNT, WHICH COULD PUT STOCKHOLDER/INVESTORS AT SERIOUS RISK OF OR LOSS OF THEIR INVESTMENT.

The Company, at April 30, 2008, has current liabilities totaling $283,784 and $92,813 in current assets. As of April 30, 2008, we have a working capital deficit of approximately $190,971. At April 30, 2008, our liabilities include accounts payables of $190,358 and accrued interest of $40,950. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of investment, because creditors would be paid first.

A SEGMENT OF OUR BUSINESS FOCUSES ON GOVERNMENT AGENCIES, LIMITED NUMBER OF POTENTIAL CUSTOMERS, AND IF WE CANNOT OBTAIN GOVERNMENT CONTRACTS, WE MAY NOT EARN REVENUES.

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

WE ARE SUBJECT TO SUBSTANTIAL COMPETITION AND WE MUST CONTINUE TO FOCUS ON PRODUCT DEVELOPMENT TO REMAIN COMPETITIVE.

We are subject to significant competition that could harm our ability to gain business and increase the pressure on prices on our products we offer. We face competition from a variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. We operate under a licensing agreement with the owner of the patented progress for the 12' and 15' fire rescue boats, as well as the "water pump" patent for the boat. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted there under may not be held valid if subsequently challenged.

Our boat designs are based on technological and design innovation. Consequently, the life cycles of some of our products can be relatively short. Our success depends significantly on our ability to establish and maintain a competitive position in this field. Our products may not remain competitive in light of technological developments by others. Our competitors may succeed in discovering and developing technology before we do that might render our technology, and hence making our products, obsolete and noncompetitive.

We are a small company in terms of employees, technical and research resources and capital. We expect to have significant research and development, sales and marketing, and general and administrative expenses for several years. These amounts may be expended before any commensurate incremental revenue from these efforts may be obtained. These factors could hinder our ability to meet changes in the boat industry as rapidly or effectively as competitors with substantially more resources.

THE BOAT INDUSTRY IS VERY COMPETITIVE, WHICH MAY HAVE AN ADVERSE AFFECT ON PROFITS IF SALES FALLS SHORT OF OUR GOALS

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

COMMERCIALIZATION OF OUR PROPOSED NEW PRODUCTS COULD FAIL IF IMPLEMENTATION OF OUR SALES AND MARKETING STRATEGY IS UNSUCCESSFUL.

A significant sales and marketing effort will be necessary to achieve the level of market awareness and sales needed to achieve profitability from sales of our new products. We currently have only limited sales and marketing experience, both in the United States and abroad, which may limit our ability to successfully develop and implement our sales and marketing strategy. We need to:

          |X|  Hire  and   train   sales   and   marketing   personnel;   Manage
               geographically dispersed operations;

          |X|  Encourage customers to purchase products.

If we fail to successfully create and implement a sales and marketing strategy it could result in increased costs and net losses with resulting potential failure of the Company.

WE MUST COMPLY WITH ENVIRONMENTAL REGULATIONS OR WE MAY HAVE TO PAY EXPENSIVE PENALTIES OR CLEAN UP COSTS.

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

IF WE DO NOT COMPLY WITH GOVERNMENT REGULATIONS, WE MAY BE UNABLE TO SHIP OUR PRODUCTS OR MAY HAVE TO PAY EXPENSIVE FINES OR PENALTIES.

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

WE RELY ON PROPRIETARY DESIGNS AND RIGHTS AND IF WE HAVE TO LITIGATE THOSE RIGHTS, OUR EXPENSES COULD SUBSTANTIALLY INCREASE.

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

WE WILL NEED SIGNIFICANT ADDITIONAL FUNDS FOR OPERATIONS AND PRODUCT MARKETING AND DEVELOPMENT, WHICH WE MAY NOT BE ABLE TO OBTAIN.

The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures necessary for us to provide products in our targeted markets. We may be unable to obtain any future equity or debt financing on acceptable terms or at all. A market downturn or general market uncertainty will adversely affect our ability to secure additional financing. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our new products or take other actions that could adversely affect our business, prospects, operating results and financial condition. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Our current capital resources have been expended and we need additional capital to continue expansion, which we may not be able to obtain, and failure to obtain could impair or curtail operations.


THE PRIMARY BUSINESS LOCATION THE COMPANY OPERATES FROM MAY HAVE AN ADVERSE EFFECT ON THE COMPANY'S PERFORMANCE

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

INTERNATIONAL  TRADE  SITUATIONS  WITH OUR  COMPANY  CAN HAVE AN  AFFECT  ON OUR
BUSINESS

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

CHANGES IN INTERNATIONAL POLITICAL, SOCIAL AND ECONOMIC ENVIRONMENT MAY AFFECT OUR FINANCIAL PERFORMANCE.

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

          |X| issuers with net tangible assets of less than $2 million (if the issuer has been in continuous operation less than three years)

The requirements affecting brokers affect trades in our shares, discussed in the Risk Factors, reduce the potential market for our shares by reducing the number of potential investors. This will make it more difficult for investors in our common stock to sell shares to their parties or to otherwise dispose of them. This, in turn, could cause stock price to decline, and this impediment to trading could cause difficulty to our stock to ever develop any consistency in volume, or any substantial volume, which negatively affects liquidity of the shares and which may adversely affect our share price.

INVESTORS SHOULD BE AWARE OF THE RISKS IN THE MARKET FOR PENNY STOCKS AND THE POSSIBILITIES OF FRAUD AND ABUSE.

Stockholders should be aware that, according to SEC, the market for penny stocks has suffered, in recent years, from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchasers and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. The Company will not be able to control any of such patterns.

WE EXPECT OUR STOCK PRICE TO BE VOLATILE WHICH COULD CAUSE INVESTMENT LOSSES TO PURCHASERS OF OUR STOCK.

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including the following:

          |X| Our historical and anticipated quarterly and annual operating results;
          |X| Announcements of new products or services by us or our competitors or new competing technologies;
          |X| Investors perceptions of us and investments relating to the boat industry;
          |X|  Developments in the boat industry;
          |X|  Technological innovations;
          |X|  Failure to diversify.
          |X| Changes in pricing made by us, our competitors or providers of alternative services;
          |X|  The addition or loss of business customers;
          |X| Variations between our actual results and analyst and investor expectations;
          |X| Condition or trends in the boat industry, including regulatory developments;
          |X|  Announcements  by  us  of  significant  acquisitions,   strategic
               partnerships, joint ventures or capital commitments;
          |X| Additions or departures of key personnel; and |X| General market and economic conditions.

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

OUR SECURITIES HAVE BEEN THINLY TRADED ON THE OVER-THE-COUNTER BULLETIN BOARD, WHICH MAY NOT PROVIDE LIQUIDITY FOR OUR INVESTORS.

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

INVESTORS MUST CONTACT A BROKER-DEALER TO TRADE OVER-THE-COUNTER BULLETIN BOARD SECURITIES AND AS A RESULT, YOU MAY NOT BE ABLE TO BUY OR SELL OUR SECURITIES AT THE TIMES THAT YOU MAY WISH

Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

FUTURE SALES OF OUR COMMON STOCK BY RESTRICTED SHAREHOLDERS COULD HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE FOR OUR STOCK

We currently have 35,660,091 shares of common stock outstanding as of August 1, 2008, Subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered as "restricted securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or
(ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a two year holding period. The sale of substantial numbers of these shares, whether pursuant to Rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply exceeding demand.

In addition, sales of significant amounts of restricted shares held by Mr. Madhava Rao Mankal and Mr. Daniel Medina, who own a total of 22,344,000 shares of common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

WE MAY ISSUE SHARES TO RAISE CAPITAL OR FOR SERVICES IN THE FUTURE AT A PRICE LOWER THAN THAT PAID BY CURRENT INVESTORS AND SUCH ACTIONS WOULD BE DILUTIVE, EVEN HIGHLY DILUTIVE, OF CURRENT OUTSTANDING SHARES, WHICH WOULD ADVERSELY AFFECT MARKET VALUES.

We will need to raise substantial additional capital and may issue shares for cash, services, or acquisitions at a price less than that paid by current owners, as needs arise. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if a market ever develops.


OUR OPERATING RESULTS IN FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, AND THIS COULD AFFECT OUR MARKET PRICE.

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

WE MAY BE  UNABLE  TO OBTAIN  THE  ADDITIONAL  CAPITAL  REQUIRED  TO EXPAND  OUR
BUSINESS. WE MAY HAVE TO CURTAIL OUR BUSINESS IF WE CANNOT FIND ADEQUATE FUNDING, RESULTING ULTIMATELY IN BUSINESS FAILURE.

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

OUR PRINCIPAL OFFICERS AND DIRECTORS OWN 62.81% OF OUR STOCK WHICH, IF VOTED IN A BLOCK WILL BE A CONTROLLING INTEREST AND INVESTORS WILL HAVE A LIMITED VOICE IN OUR MANAGEMENT.

Messrs. Daniel Medina and Madhava Rao Mankal, officers and directors of the Company, beneficially own approximately 62.66% of our outstanding common stock. As a result, Messrs. Medina and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

The Company's mailing address is 255 S. Leland Norton Way, San Bernardino, California 92408.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2008, the Company, nor any members of management were not a party to any legal proceedings.

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

As of the date of this report, there had been trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                                      High              Low
------------------------------------------------ ---------------- --------------
Year ended April 30, 2008
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
First Quarter                                         $ 1.30           $ 0.55
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Second Quarter                                        $ 0.55           $ 0.20
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Third Quarter                                         $ 0.20           $ 0.01
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Fourth Quarter                                        $ 0.04           $ 0.01
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------

------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Year ended April 30, 2007
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
First Quarter                                        No Quote         No Quote
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Second Quarter                                       No Quote         No Quote
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Third Quarter                                         $ 0.34           $ 0.20
------------------------------------------------ ---------------- --------------
------------------------------------------------ ---------------- --------------
Fourth Quarter                                        $ 0.40           $ 0.20
------------------------------------------------ ---------------- --------------

As of April 30, 2008, there were 99 shareholders of record of the Company's common Stock.

DIVIDEND POLICY

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES


The Company made the following unregistered sales of its securities from May 1, 2007 to April 30, 2008

  DATE ISSUED      TITLE OF SECURITIES      NO. OF SHARES            CONSIDERATION           CLASS OF PURCHASER


------------------ -------------------------- ---------------- -------------------------------- ----------------------------------

    05/15/07       Common Stock                       850,000  Consulting Services              Business Associates
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------

    05/15/07       Common Stock                         2,500  License Royalty Fee
                                                                                                Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    05/15/07       Common Stock                        37,500  Services                         Directors
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    05/15/07       Common Stock                        24,000  Cash                             Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    06/22/07       Common Stock                       750,000  Consulting Services              Business Associates
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    12/10/07       Common Stock                       523,000  Consulting Services              Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    12/10/07       Common Stock                        37,500  Services                         Directors
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    12/10/07       Common Stock                         9,700  Royalty                          Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    12/10/07       Common Stock                       100,000  $10,000                          Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    12/10/07       Common Stock                         1,350  Rent                             Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------
    12/18/07       Common Stock                     3,000,000  Consulting Services              Business Associate
------------------ -------------------------- ---------------- -------------------------------- ----------------------------------



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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc." "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

RESULTS OF OPERATION FOR THE YEAR ENDED APRIL 30, 2008 AS COMPARED TO YEAR ENDED APRIL 30, 2007.

The Company earned $192,800 in revenues during the fiscal year ended April 30, 2008, as compared to $0 during the fiscal year ended April 30, 2007. The revenues were from the sale of two fire rescue watercrafts, one for a customer in the state of Connecticut and the other for a customer in the country of Turkey.

We expect the trend of losses to continue for the foreseeable future as we attempt to grow our business.

The Company incurred total operating expenses of $1,164,331 for the year ended April 30, 2008, as compared to operating expenses $628,399 for the year ended April 30, 2007. The increase of $535,932 in operating expenses is primarily a result of an increase of $400,892 in stock compensation expenses compared to the year ended April 30, 2007. The operating expenses for the year ended April 30, 2008, primarily included $30,035 in professional fees, $885,892 in stock compensation and $278,439 in general and administration expenses. The operating expenses for the year ended April 30, 2007, which included $38,290 in profession fees, $485,000 in stock compensation and $105,109 for general and administration expenses.

The Company recognized an interest expense of $35,390 for the year ended April 30, 2008, compared to an interest expense of $18,594 for the year ended of April 30, 2007. The increase of $16,796 is due to an increase of funds loaned to the Company. For the year ended April 30, 2008, the Company recognized other income of $0, compared to $1,529 for the year ended April 30, 2007. The increase was due to a one time commission received on the sale of some parts and equipment that Company was unable to use.

The Company recognized a net loss of $1,093,230 for the year ended April 30, 2008, compared to a net loss of $649,321 for the year ended April 30, 2007. The decrease of $439,909 was due to the $535,932 increase in operating expenses, caused mainly by the $400,892 increase in stock compensation expense. The net loss per share for the year ended April 30, 2008 was $0.03 compared to $0.02 for the year ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008, the Company had no cash on hand, an inventory (consisting of two recreational boat hull and decks, three 15' fire rescue jet engines) of $68,813, prepaid expenses of $24,000 and net fixed assets (consisting of molds for the 12', 15' and 21' fire rescue jet) of $318,726. The Company's current liabilities were $183,784 as of April 30, 2008, which was represented mainly accounts payable of $190,358, accrued interest payable of $40,950, advances from customers of $24,500, lines of credits totaling $17,156 and short-term loans from stockholders totaling $362,447. At April 30, 2008, the Company's current liabilities exceeded current assets by $190,971.

As of April 30, 2007, the Company had $5,136 in cash, an inventory (consisting of two recreational boat hull and decks) totaling $54,557, and fixed assets (consisting of molds for 21' fire rescue jet) totaling $320,465. The Company's current liabilities were $204,042 as of April 30, 2007, which was represented mainly by accounts payable of $129,610, accrued interest payable of $15,127, lines of credits totaling $28,805, advances from customers of $20,500 and short-term loans from stockholders totaling $261,588. At April 30, 2007, the Company's current liabilities exceeded current assets by $144,231.

The Company used $29,849 in operating activities for the year ended April 30, 2008 compared to $105,915 for year ended April 30, 2007. The Company used cash of $80,517 in investing activities during the year ended April 30, 2008 on the manufacturing of molds for the fire and rescue watercrafts. For the year ended April 30, 2007, the Company had used cash $131,554 for manufacturing of the molds for the fire and rescue watercrafts.

During the year ended April 30, 2008, the Company obtained $105,230 from financing activities, which included the $11,649 decrease in the lines of credits held by the Company and $100,859 obtained in short-term loans from stockholders of the Company. In addition, the Company sold shares of its common stock for $16,000. At the year ended April 30, 2007, the Company obtained $240,637 through its financing activities.

The Company has an accumulated deficit, as of April 30, 2008, of $2,880,343 compared to the year ended April 30, 2007 of $1,787,113.

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

GOING CONCERN

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has minimal revenue, limited capital, debt of $646,231, no significant cash, minimal other assets, and no capital commitments.

CRITICAL ACCOUNTING POLICIES

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles in the United States. Note, "Summary of Significant Accounting Policies," to the financial statements for the fiscal year ended April 30, 2008 describes the significant accounting policies and methods used in the preparation of our financial statements. Estimates are used for, but not limited to, our accounting for contingencies, inventory valuation, goodwill and intangible asset impairments, restructuring costs, and income taxes. Actual results could differ from these estimates.

ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-11.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

          (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

          (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

          (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or

ITEM 8(A)T.  INTERNAL CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of April 30, 2008, we did maintain effective controls over the financial reporting process.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.
                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE  WITH
SECTION 16(A)

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The Company's directors and executive officers, their ages, positions held, and the duration of their office are as follows:

------------------------------ ------ ------------------------------------
Name                           Age    Position
------------------------------ ------ ------------------------------------

------------------------------ ------ ------------------------------------
Daniel Medina                     54  President & Director
------------------------------ ------ ------------------------------------
Madhava Rao Mankal                57  Chief Financial Officer & Director
------------------------------ ------ ------------------------------------
Mike Swanson                      52  Director
------------------------------ ------ ------------------------------------
Tony Eishet                       49  Resigned as Director 12-14-2007
------------------------------ ------ ------------------------------------
Arun Madhav                       45  Resigned as Director 4-14-2008
------------------------------ ------ ------------------------------------
Mike Gallo                            Director
------------------------------ ------ ------------------------------------

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

MADHAVA RAO MANKAL, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Mankal has more than 28 years of experience as an executive. He served as President and the Chief Financial Officer of Force Protection, Inc. (formerly Sonic Jet Performance, Inc.) from May 1999 to December 2003. He served as a director of Force Protection, Inc. until September 30, 2004. Mr. Mankal currently serves as one of the independent directors of Cavico Corp and a member of their audit committee. He has over 25 years of senior financial management experience, including the positions of controller, chief financial officer and financial advisor. Mr. Mankal has his Chartered Accountant and Cost Accountant certifications from India. He has received a Certified Management Accountant in the Untied States. He is member of the Institute of Chartered Accountants of India, Institute of Cost and Works Accountants of India and Institute of Management Accountants in the United States. He has Bachelor Degree in Commerce from Bangalore University.

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

TONY A. ESHIET, DIRECTOR Resigned on December 14, 2007

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


ARUN MADHAV, DIRECTOR Resigned on April 14, 2008

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

MIKE GALLO, DIRECTOR  Appointed April 14, 2008

Mr. Gallo began his professional career as an Officer in the United States Air Force, managing Military Airlift Command facility design and operations at Norton Air Force Base in San Bernardino, California. In 1989, Mr. Gallo served as the Director of Program Control for the TRW Launch Services Organization. In 1993 Mr. Gallo co-founded Kelly Space & Technology, Inc. (KST), a commercial Reusable Launch Vehicle (RLV), aerospace, energy and homeland security technology development company where he serves as President and Chief Executive Officer. Mr. Gallo also serves as a Director for Global Energy Systems, LLC, a KST subsidiary formed to implement its energy-related lines of business. Mr. Gallo provides leadership to the commercial, civil and military space community as a founding member, the past Chairman and current Chief Financial Officer
(CFO) of the California Space Authority (CSA), an organization that serves as the space policy advisor to the State of California and represents California's diverse space enterprise community. Mr. Gallo also serves as the Arrowhead Section Chairman of the American Institute of Aeronautics and Astronautics
(AIAA). Mr. Gallo is the past Chairman and current Vice Chairman of the Community Action Partnership of San Bernardino County (CAPSBC) providing key services and support to our low income community. He is also the Past Chairman of the Board for the San Bernardino Area Chamber of Commerce, founding member and School Board Chairman of the Norton Space and Aeronautics Academy (NSAA), a newly formed K-12 San Bernardino County Charter School and is an Executive Board Member of the California Workforce Association (CWA). As the past Chairman and current Vice Chairman of the San Bernardino County Workforce Investment Board
(WIB), Mr. Gallo is focused on the implementation of key strategic workforce, economic development and education objectives to enable our region to compete for targeted high-growth industry clusters with an exceptionally qualified workforce.

EMPLOYMENT AGREEMENTS

At this time, none of the officers of the Company or any of its employees are subject to employment agreements.

BOARD OF DIRECTORS

Our Board of Directors consists of four (4) individuals, two of whom are officers of the Company. Directors are elected to the Board of Directors for a one (1) year term and are elected on an annual basis. Executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our directors, officers or key employees.

RESOLUTION OF CONFLICTS OF INTEREST

Currently, the Company does not have a procedure, in place which would allow our officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal years ended April 30, 2008, 2007, and 2006 the "Named Executive Officers"):

                          SUMMARY EXECUTIVES COMPENSATION TABLE

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
                                                                          Non-equity     Non-qualified
                                                                           incentive        deferred
                                                   Stock      Option         plan         compensation      All other
                                Salary     Bonus    awards     awards    compensation       earnings      compensation     Total
   Name & Position      Year      ($)       ($)       ($)        ($)          ($)             ($)              ($)          ($)
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Daniel Medina, (1)      2008       0         0         0          0            0               0                0            0
President & Director    2007       0         0         0          0            0               0                0            0
                        2006       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
Madhava Rao             2008       0         0         0          0            0               0                0            0
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------

---------------------- ------- ---------- -------- ---------- ---------- -------------- ----------------- -------------- ----------
(1)       Messrs.   Mankal  and  Medina  provide  their  services  as  officers   without
         compensation.

                                                                                                                         Equity
                                                                                                                         incentive
                                                  Equity                                                      Equity     plan
                                                  incentive                                                  incentive   awards:
                                                  plan                                                       plan        Market or
                                                  awards:                                                    awards:     payout
                     Number of     Number of      Number of                                                  Number of   value of
                     Securities    Securities     securities                                     Market      unearned    unearned
                     underlying    underlying     underlying                        Number of    value of    shares,     shares,
                     unexercised   unexercised    unexercised                       shares of    shares of   units or    units or
                     options       options        unearned                          units of     units of    other       others
                     (#)           (#)            options      Option    Option     stock that   stock that  rights that rights that
                     exercisable   unexercisable  (#)          exercise  expiration have not     have not    have not    have not
                                                               price     date       vested(#)    vested ($)  vested(#)   vested ($)
---------------------------------------------------------------------------------------------------------------------------------
Daniel Medina        $ -           $ -          $ -          $ -           $ -          $ -           $ -        $ -         $ -
---------------------------------------------------------------------------------------------------------------------------------
Madhava Rao Mankal   $ -           $ -          $ -          $ -           $ -          $ -           $ -        $ -         $ -
---------------------------------------------------------------------------------------------------------------------------------



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

Under the Plan, 2,000,000 shares of common stock shall be reserved and available for issuance. Stock reserved thereunder may consist, in whole or in part, of authorized and unissued shares of treasury shares. The plan shall be administered by either (i) the Board, or (ii) a committee appointed by the Board. During the year ended April 30, 2008, the Company issued a total 100,000 shares to two (2) consultants under the Plan to consultants engaged by the Company.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

No options were exercised during the fiscal years ended April 30, 2008 and 2007.



Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR values

                                                                  Number of       Value of
                                                                  Securities      Unexercised
                                                                  Underlying      In-the-Money
                                                                  Unexercised     Options/SAR
                                                                  Options/SAR     at FY-End ($)
                                                                  S at FY-End
 -------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------
 Name                                        Shares     Value     Exercisable/    Exercisable/
                                             Acquired   Realized  Unexercisable   Unexercisable
                                             on         ($)
                                             Exercise
                                             (#)
 -------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------
 Daniel Medina, President & Director         $       -  $       - $       -       $       -
 -------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------
 Madhava Rao Mankal, CFO & Director          $       -  $       - $       -       $       -
 -------------------------------------------------------------------------------------------------


Long Term Incentive Plans - Awards in Last Fiscal Year

None.




                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2008:

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
                                                                             Non-qualified
                                                               Non-equity       deferred
                  Fees earned                                   incentive     compensation     All other
                   or paid in   Stock awards      Option          plan          earnings      compensation       Total
      Name            cash           ($)        awards ($)    compensation        ($)             ($)             ($)
                      ($)                                          ($)
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
Daniel Medina        $ -0-          $ -0-          $ -0-          $ -0-          $ -0-            $-0-           $ -0-
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
Madhava Rao          $ -0-          $ -0-          $ -0-          $ -0-          $ -0-           $ -0-           $-0-
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
Tony Eshiet (1)      $ -0-         $ 4,500         $-0-           $ -0-           $-0-           $ -0-          $ 4,500
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
Mike Swanson (1)     $ -0-         $4,500          $-0-           $ -0-           $-0-            $-0-          $4,500
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
Arun Madhav (1)      $ -0-         $4,500          $-0-           $-0-            $-0-            $-0-          $4,500
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------
Mike Gallo           $ -0-          $ -0-          $-0-           $ -0-           $-0-            $-0-           $-0-
----------------- ------------- -------------- -------------- -------------- --------------- --------------- --------------

(1) During the year ended April 30, 2008, certain directors of the Company, Messrs. Eshiet, Swanson and Madhav were issued a total of 75,000 shares or 25,000 shares each. The shares were issued for a total compensation of $13,500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of August 1, 2008 on a fully diluted basis, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Chief Executive Officer, Chief Financial Officer and executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group


    Name And Address* of           Class of Equity         Amount and Nature of       Percent of Class(1)
    Beneficial Ownership                                     Beneficial Owner
----------------------------- -------------------------- -------------------------- -------------------------
----------------------------- -------------------------- -------------------------- -------------------------


Daniel Medina,                Common Shares                     11,099,000                   31.12%
President & Director
11564 E. Beverly Blvd.
Whittier, CA 90601

Madhava Rao Mankal, Chief     Common Shares                     11,245,000                   31.53%
Financial Officer &
Director
7476 Sungold Ave,
Corona, CA 92880

Mike Swanson, Director        Common Shares                       55,203                     0.15%
5059 Quail Run Rd, #7
Riverside, CA 92507

Mike Gallo, Director          Common Shares                       -                             -

                                                         -------------------------- -------------------------
All Directors and Executive Officers as a Group                 22,399,203                   62.81%
(4 persons)


(1)      Based upon 35,660,091 shares of common stock issued and outstanding on August 1,
         2008.

At the time of this filing, Messrs. Swanson, Medina and Gallo were delinquent in filing Form 3s & 4s reporting changes in their ownership position of the Company.

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

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Year Ended April 30, 2008

During the year ended April 30, 2008, we issued a total of 75,000 shares of our restricted stock to our independent directors, Messrs. Eshiet, Swanson and Madhav for their services as directors. The shares were issued at a price of $0.25, $0.20, and $0.07 per share for the first, second and third quarter, respectively. The total compensation value of the shares was $13,500.

During the year ended April 30, 2008, Mr. Medina, the President and a Director of the Company advanced the Company a total of $37,998 in funds to support our continuing operations. The advances are due on demand and accrues interest at 8.0%.

During the year ended April 30, 2008, Mr. Mankal, the Chief Financial Officer and a Director of the Company, advanced the Company a total of $93,747 in funds to support our continuing operations. The advances are due on demand and accrues interest at 8.0%.

The Company in May 2005, has committed to issue a total of 20 shares of preferred stock at the value of $12,000 per share to Mr. Madhava Rao Mankal (10 shares of Preferred Stock) and Mr. Daniel F. Medina (10 shares of Preferred Stock).

During the year ended April 30, 2008, the Company issued 50,000 shares of its restricted common stock for consulting service to Srikrishna Mankal, son of Madhava Rao Mankal, Chief Financial Officer and director of the Company, recorded at market value of $0.20 per share with total value of $10,000.

During the year ended April 30, 2008, the Company issued 50,000 shares of its restricted common stock for consulting service to Michelle Medina, daughter of Daniel F. Medina, president and director of the Company, recorded at market value of $0.07 per share with total value of $3,500.
During the year ended April 30, 2008, the Company issued 1,500,000 shares of its restricted common stock for consulting service to Daniel Medina, Jr., son of Daniel F. Medina, president and director of the company, recorded at market value of $0.07 per share with total value of $105,000.

During the year ended April 30, 2008, the Company issued 750,000 shares of its restricted common stock for consulting service to Srikrishna Mankal, son of Madhava Rao Mankal, Chief Financial Officer and director of the company, recorded at market value of $0.07 per share with total value of $52,500.

During the year ended April 30, 2008, the Company issued 750,000 shares of its restricted common stock for consulting service to Pavan Kumar Mankal, son of Madhava Rao Mankal, Chief Financial Officer and director of the company, recorded at market value of $0.07 per share with total value of $52,500.


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

During the year ended April 30, 2007, Mr. Medina, the President and a Director of the Company advanced the Company a total of $81,527 in funds to support our continuing operations. The advances are due on demand and accrued interest at 8.5%.

During the year ended April 30, 2007, Mr. Mankal, the Chief Financial Officer and a Director of the Company, advanced the Company a total of $180,067 in funds to support our continuing operations. The advances are due on demand and accrued interest at 8.5%.

ITEM 13. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

    Exhibit        Description of Document

     31.1         Certification by Chief Executive Officer. *
     31.2         Certification by Chief Financial Officer. *
     32.1         Section 906 Certification by Chief Executive Officer*
     32.2         Section 906 Certification by Chief Financial Officer*

---------------
*  Filed herewith.


 (1) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Jaspers + Hall, PC is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services is compatible with maintaining Jaspers + Hall, PC's independence.

Audit Fees. Jaspers + Hall billed $2,000 for review services and $2,000 audit fee in the fiscal year ended April 30, 2008 and billed $2,250 for review services, $1,000 in audit fees and services for the fiscal year ended April 30, 2007.

There were no other fees in 2007 or 2008 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2008 and 2007.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                                           PAGE
                                                                         -------
INDEPENDENT AUDITOR'S REPORT............................                    F-1

BALANCE SHEET................................................               F-2

STATEMENT OF OPERATIONS .................................                   F-3

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)..................               F-4

STATEMENT OF CASH FLOWS......................................               F-5

NOTES TO FINANCIAL STATEMENTS................................               F-6

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
-----------------------------------------------------------------------
9175 Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099

To the Board of Directors
Medina International Holdings, Inc.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Medina International Holdings, Inc.(A Development Stage Company) as of April 30, 2008 and 2007, and the related statements of operations, cash flows, and changes in stockholders' deficit for the years then ended and for the period March 16, 1998 (inception) to April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage and conditions exist, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



August...., 2008
/s/Jaspers + Hall PC



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                                                                    APRIL 30,
                                                                           2008                 2007
                                                                    --------------------   ---------------
ASSETS:

Current Assets:
  Cash                                                                              $ -           $ 5,136
  Inventory                                                                      68,813            54,557
  Prepaid Expenses                                                               24,000                 -
  Other Receivables                                                                   -               118
                                                                    --------------------   ---------------
   Total Current Assets                                                          92,813            59,811

Other Assets:
    Investment                                                                   25,500            25,000
                                                                    --------------------   ---------------
   Total Other Assets                                                            25,500            25,000

Fixed Assets:
     Fixed Assets                                                               375,982           320,465
     Accumulated Depreciation                                                   (57,256)                -
                                                                    --------------------   ---------------
    Total Net Fixed Assets                                                      318,726           320,465

                                                                    --------------------   ---------------
TOTAL ASSETS                                                                  $ 437,039         $ 405,276
                                                                    ====================   ===============
LIABILITIES AND STOCKHOLDERS'DEFICIT:

Liabilities:
  Accounts payable                                                            $ 190,358         $ 129,610
  Accrued Interest                                                               40,950            15,127
  Bank Overdraft                                                                     20                 -
  Franchise Tax                                                                     800                 -
  Lines of credit and Credit cards                                               17,156            28,805
  Customer deposit                                                               24,500            20,500
  Note payable                                                                   10,000            10,000
  Related parties - short-term borrowings from shareholders                     362,447           261,588
                                                                    --------------------   ---------------
TOTAL LIABILITIES                                                               646,231           465,630
                                                                    --------------------   ---------------
Stockholders' Deficit:
  Preferred stock, $.001 par value, 10,000 shares authorized, none issued
 Class A Preferred stock $0.001par value, 50  shares authorized                       -                 -
   and none issued or outstanding
  Common stock, $.0001 par value, 100,000,000 shares authorized,  35,660,091 and
    30,324,541 shares issued and outstanding on April 30, 2008
    and 2007, respectively                                                        3,566             3,032
  Additional paid-in capital                                                  2,429,022         1,697,101
  Shares committed to be issued                                                 241,563            30,625
  Subscription to be received                                                    (3,000)           (4,000)
  Deficit accumulated during the development stage                           (2,880,343)       (1,787,113)
                                                                    --------------------   ---------------

Total Stockholders' Deficit                                                    (209,192)          (60,355)
                                                                    --------------------   ---------------

                                                                    --------------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 437,039         $ 405,276
                                                                    ====================   ===============


The accompanying notes are an integral part of the financial statements



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                March 16, 1998
                                                     Year Ended                 (Inception) to
                                                     April 30,                    April 30,
                                             2008               2007                2008
                                       -----------------   ----------------    ---------------
INCOME
  Sales                                       $ 192,800                $ -          $ 217,800
  Cost Of Goods Sold                             86,264                  -           $ 86,264
                                       -----------------   ----------------    ---------------
Gross Profit                                    106,536                  -            131,536

OPERATING EXPENSES:
Professional Fees                                30,035             38,290            177,188
Bank Charges                                      4,865                809              6,450
Telephone                                         5,624              3,592             14,302
Travel                                           17,163             10,355             42,537
Settlement of debt                                    -                  -             17,000
Stock compensation                              885,892            485,000          1,944,104
Research and Development                              -             25,000             25,000
Consultant Expenses                              50,000                  -            497,500
Commission Expenses                              26,510                  -             26,510
Marketing                                         8,426                  -              8,426
Rent                                             36,000             21,000             57,000
Other Administrative Expenses                    99,816             44,354            163,991
                                       -----------------   ----------------    ---------------
 Total Operating Expenses                     1,164,331            628,399          2,980,008
                                       -----------------   ----------------    ---------------
Other Income(Expense)
Interest expense                                (35,390)           (18,594)           (54,550)
Other Expenses                                      (45)            (3,856)            (3,901)
Other income                                          -              1,529             26,580
                                       -----------------   ----------------    ---------------
  Net Other Income                              (35,435)           (20,922)           (31,871)
                                       -----------------   ----------------    ---------------
Net Loss from Operations                   $ (1,093,230)        $ (649,321)       $(2,880,343)
                                       =================   ================    ===============

Weighted average number of
  shares outstanding                         33,211,319         29,589,285
                                       =================   ================
Net Loss Per Share                              $ (0.03)           $ (0.02)
                                       =================   ================




The accompanying notes are an integral part of the financial statements



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  June 30, 2008


                                                                               Additional            Shares
                                              Common Stock                       Paid-In          Committed to    Subscription
                                               Shares           Amount           Capital           Be issued       Receivable
                                           ---------------    ------------   ----------------    ---------------------------------
Balance -  March 16, 1998                               -             $ -                $ -                $ -               $ -
Stock issued for services                       2,400,000             240              1,760                  -                 -
Stock issued for cash                             300,000              30             24,970                  -           (10,500)
Net loss
                                           ---------------    ------------   ----------------    ---------------------------------
Balance -  April 30, 1999                       2,700,000             270             26,730                  -           (10,500)
                                           ---------------    ------------   ----------------    ---------------------------------
Cash payment of subscription receivable                 -               -                  -                  -            10,250
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance -   April 30, 2000                      2,700,000             270             26,730                  -              (250)
                                           ---------------    ------------   ----------------    ---------------------------------
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance -  April 30, 2001                       2,700,000             270             26,730                  -              (250)
                                           ---------------    ------------   ----------------    ---------------------------------
Net income                                              -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2002                        2,700,000             270             26,730                  -              (250)
                                           ---------------    ------------   ----------------    ---------------------------------
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2003                        2,700,000             270             26,730                  -              (250)
                                           ---------------    ------------   ----------------    ---------------------------------
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2004                        2,700,000             270             26,730                  -              (250)
                                           ---------------    ------------   ----------------    ---------------------------------

Stock issued for services                      24,120,000           2,412                  -                  -                 -
Subscription receivable                                 -               -               (250)                 -               250
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2005                       26,820,000           2,682             26,480                  -                 -
                                           ---------------    -------------------------------    ---------------------------------
Stock issued for services                       1,954,109             195            976,860                  -                 -
Stock issued for royalties                          3,600               1              1,799                  -                 -
Stock issued for rent                               1,250               -                625                  -                 -
Stock issued for license                           33,332               3             16,663                  -                 -
Stock issued for consideration                     50,000               5             24,995                  -                 -
Stock issued for cash                             126,100              13             63,037                  -                 -
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2006                       28,988,391           2,899          1,110,459                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Stock issued for services                         670,000              67            334,933                  -                 -
Stock issued for consulting                       225,000              22            112,478                  -                 -
Stock issued for royalties                          3,200               0              1,600                  -                 -
Stock issued for rent                                 450               0                225                  -                 -
Stock issued to Directors                          37,500               4             18,746                  -                 -
Stock issued for conversion of loan               100,000              10             18,690                  -                 -
Stock issued for cash                             100,000              10             49,990                  -            (4,000)
Stock issued for cash                             200,000              20             49,980                  -                 -
Shares to be committed to be issued                     -               -                  -             30,625                 -
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2007                       30,324,541           3,032          1,697,101             30,625            (4,000)
                                           ---------------    ------------   ----------------    ---------------------------------
Stock issued for consulting                     4,923,000             492            647,158                  -                 -
Stock issued for royalties                         12,200               2              1,627                  -                 -
Stock issued to Directors                          75,000               8             13,492                  -                 -
Stock issued for cash                             124,000              12             14,989                  -             1,000
Stock issued to Vendor                            150,000              15             29,985
Shares issued for rent                             51,350               5             24,670
Shares to be committed to be issued                     -               -                  -            210,938
Net loss                                                -               -                  -                  -                 -
                                           ---------------    ------------   ----------------    ---------------------------------
Balance - April 30, 2008                       35,660,091         $ 3,566        $ 2,429,022          $ 241,563          $ (3,000)
                                           ===============    ============   ================    =================================

The accompanying notes are an integral part of the financial statements.



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  June 30, 2008
                                   (continued)

  Deficit Accum.
    During the
   Development
      Stage             Totals
 -----------------   --------------
              $ -              $ -
                -            2,000
                -           14,500
           (2,793)          (2,793)
 -----------------   --------------
           (2,793)          13,707
 -----------------   --------------
                -           10,250
           (5,253)          (5,253)
 -----------------   --------------
           (8,046)          18,704
 -----------------   --------------
          (21,426)         (21,426)
 -----------------   --------------
          (29,472)          (2,722)
 -----------------   --------------
            4,881            4,881
 -----------------   --------------
          (24,591)           2,159
 -----------------   --------------
           (4,610)          (4,610)
 -----------------   --------------
          (29,201)          (2,451)
 -----------------   --------------
           (7,397)          (7,397)
 -----------------   --------------
          (36,598)          (9,848)
 -----------------   --------------
                -            2,412
                -                -
          (61,682)         (61,682)
 -----------------   --------------
          (98,280)         (69,118)
------------------   --------------
                -          977,055
                -            1,800
                -              625
                -           16,666
                -           25,000
                -           63,050
       (1,039,512)      (1,039,512)
 -----------------   --------------
       (1,137,792)         (24,434)
 -----------------   --------------
                -          335,000
                -          112,500
                -            1,600
                -              225
                -           18,750
                -           18,700
                -           46,000
                -           50,000
                -           30,625
         (649,321)        (649,321)
 -----------------   --------------
       (1,787,113)         (60,355)
 -----------------   --------------
                -          647,650
                -            1,629
                -           13,500
                -           16,001
                            30,000
                            24,675
                -          210,938
       (1,093,230)      (1,093,230)
 -----------------   --------------
     $ (2,880,343)      $ (209,192)
 =================   ==============

The accompanying notes are an integral part of the financial statements.

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               March 16, 1998
                                                                                               (Inception) to
                                                              April 30,         April 30,         April 30,
                                                                2008              2007              2008
                                                           ----------------  ------------------------------------
Cash flows from operating activities:
      Net loss                                                $ (1,093,230)       $ (649,321)       $ (2,880,343)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange
                   for Consulting                                  909,892           498,700           2,407,151
             Upholstry services                                      6,000                 -               6,000
             Settlement of debt                                          -                 -              18,700
             Depreciation                                           57,256                 -              57,256
             Impairment Loss on Investment                          19,500                 -              19,500
      Changes in operating assets and liabilities:
              Decrease (increase) in other receivable                  118              (118)                  -
              Increase  in inventory                               (14,256)          (43,129)            (68,813)
              Decrease  in prepaid expenses                              -               800                   -
              Increase in accounts payable                          55,049            66,653             199,786
              Increasein accrued interest                           25,823                 -              25,823
              Increase in customer deposits                          4,000            20,500              24,500
                                                           ----------------  ------------------------------------
      Total adjustments                                          1,063,381           543,406           2,694,902
                                                           ----------------  ------------------------------------
        Net cash used in operating activities                      (29,849)         (105,915)           (185,441)

Cash flows from investing activities:
        Increase in investment                                     (25,000)                -             (25,000)
        Purchase of fixed assets                                   (55,517)         (131,554)           (375,982)
                                                           ----------------  ------------------------------------
       Net cash used in investing activities                       (80,517)         (131,554)           (400,982)

Cash flows from financing activities:
      Bank overdraft                                                    20                 -                  20
      Proceeds from notes payables, related party                  100,859           131,597             342,825
      Proceeds from note payable                                         -            10,000              10,000
      Proceeds (payments) from lines of Credit                     (11,649)            3,040              36,778
      Proceeds from the issuance of common stock                    16,000            96,000             201,800
                                                           ----------------  ------------------------------------
      Net cash provided by financing activities                    105,230           240,637             591,423

Net decrease in cash and cash equivalents                           (5,136)            3,168                   -

Cash and cash equivalents - beginning of period                      5,136             1,968                   -
                                                           ----------------  ------------------------------------
Cash and cash equivalents - end of period                              $ -           $ 5,136             $     -
                                                           ================  ====================================
Supplemental disclosure of cash flow information:
    Interest Paid                                                      $ -               $ -                 $ -
                                                           ================  ====================================
    Taxes paid                                                         $ -               $ -                 $ -
                                                           ================  ====================================



See notes to these consolidated financial statements.


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TTHE CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2008

NOTE 1. GENERAL

Medina International Holdings, Inc. ("Company") was formed in 1998 as Colorado Community Broadcasting, Inc. and the Company changed the name of the business in 2005 to Medina International Holdings, Inc. The Company intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming.

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

DEVELOPMENT STAGE

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2008, the company's current liabilities exceeded its current assets by $139,315. Also, the Company's operations generated $192,800 during the current period ended and the company's accumulated deficit is $2,880,343.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended April 30, 2008 towards management of liabilities and improving our operations. Management believes that the above actions will allow the company to continue its operations through the next fiscal year.

The future success of the company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At April 30th, 2008, the Company had $0 in cash or cash equivalents.

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of molds is stated at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

NOTE 3. INVENTORY

As of April 30, 2008, inventory consisted of the following:

Item                                              Cost
----                                              ----

Parts

        Vortex hull & deck shells(2)            $11,428
        Parts                                   $19,193
                                                -------
    Total Parts                                 $30,620

Work in Progress

        15' Fire Rescue                         $19,885
        21' Fire Rescue                         $12,171
                                                -------
    Total Work in Progress                      $32,056

Finished Goods

        15' Fire Rescue - Demo                  $ 6,137
                                                -------
    Total Finished Goods                        $ 6,137
                                                =======
Total Inventory                                 $68,813

NOTE 4. INVESTMENT

Medina International Holdings, Inc. and its subsidiary have invested $25,000 in the exchange of 500,000 shares of the restricted common stock of Genesis Companies Group, Inc. Messrs. Medina and Mankal, directors and officers of the Company also serve as officers and directors of Genesis Companies Group, Inc. The 500,000 shares represent 3% of the issued and outstanding common shares of Genesis Companies Group, Inc.

These securities are carried at their estimated fair value of $25,000 based upon the amount paid for the shares, due to the fact that there is no trading market for the Genesis Companies Group, Inc. shares. Because there is not a trading market for the shares, the Company is unable to recognize any gains or losses on the value of the shares and has classified the shares as a long term asset.

During the fiscal year ended April 30, 2008, the company received $5,000 of the principal amount and management believed that the investment in Genesis
Companies Group, Inc. was impaired, therefore expensed $19,500 as a loss of investment.

The Company invested $25,000 in Nexgen, Inc. for (10) innovative fire protective equipment during the fiscal year ended April 30, 2008.

Company                         Sub-total
-------                         ---------

Genesis Companines Group, Inc.  $   500
Nexgen, Inc.                    $25,000
                                -------
Total                           $25,500
NOTE 5. FIXED ASSETS

At April 30, 2008, fixed assets consisted of the following:

Molds                   Total
-----                   -----

  15' Fire Rescue       $ 66,778
  21' Fire Rescue       $268,535
  12' Fire Rescue       $  7,680
                        --------
Total Molds             $342,993

NOTE 6. LINE OF CREDIT

At April 30, 2008, the Company has an credit card totaling $10,000, under which the Company may borrow on an unsecured basis since the year 2005 on an interest rate of 16.99% with a payment due date on the 18th of every month. The outstanding balance for this credit card was $9,735.

At April 30, 2008, Medina Marine, Inc. has a credit card from Wells Fargo Bank totaling $7,500, under which Medina Marine, Inc. may borrow on an unsecured basis since the year 2006 on an interest rate of 16.24% with a payment due date on the 11th of every month. The outstanding balance for this credit card was $7,421.

NOTE 7. NOTE PAYABLE

At April 30, 2008, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears an 8% interest repayable within 15 months or with an option to convert the amount of the note payable into the Company's common stock at $0.25 per share.

NOTE 8. SHAREHOLDERS' LOANS

At April 30, 2008, Shareholders' loans consisted of the following:


Daniel Medina, President & Director                                 $119,520
Madhava Rao Mankal, Chief Financial Officer & Director              $242,927
                                                                    ========
Total                                                               $362,447
                                                                    ========

Shareholder's loan from shareholder of the Company, unsecured, 8.5% interest per annum, due on demand.

NOTE 9. STOCKHOLDERS' EQUITY

COMMON STOCK

The Company has been authorized for issue, 100,000,000 shares of Common Stock with a par value of $0.0001. At April 30, 2008, the Company had 35,660,091 shares of its common stock issued and outstanding.

STOCK TRANSACTIONS

During the year ended April 30, 2008, the Company has issued restricted shares pursuant to exemptions from registration under Section 4(2), 4(6) and regulation D as follows:

During the year ended April 30, 2008, the Company issued 124,000 shares of its restricted common stock to unrelated parties for cash valued at $16,000.

During the year ended April 30, 2007, the Company issued a total of 75,000 shares of its restricted common stock to its three independent directors (Messrs. Eshiet, Swanson and Madhav) as compensation for their services as directors. The shares were issued at market value at issue date of $0.20, $0.25, and $0.07 for a total value of $13,500.

During the year ended April 30, 2008, the Company issued a total of 1,350 shares of its restricted common stock as payment of rent on a mail box, totaling $675.

During the year ended April 30, 2008, the Company issued a total of 50,000 shares of its restricted common stock as payment of rent of space at 255 S. Leland Norton Way, San Bernardino, CA 92408, in exchange for $24,000 of rental payments.

During the year ended April 30, 2008, the Company issued a total of 12,200 shares of its restricted common stock as payment of royalty fees. The shares were issued at market value at issue date of $0.20, $0.25, and $0.07 for a total value of $1,629.

During the year ended April 30, 2008, the Company issued 1,600,000 shares of its restricted common stock for consulting service to 4 unrelated third parties, recorded at market value of $0.25 per share with total value of $400,000.

During the year ended April 30, 2008, the Company issued 8,000 shares of its restricted common stock for consulting service to 1 unrelated third party, recorded at market value of $0.20 per share with total value of $1,600.

During the year ended April 30, 2008, the Company issued 150,000 shares restricted common stock to one vendor for providing services to the Company, recorded at a market value of $0.20 per share with a total value of $30,000.

During the year ended April 30, 2008, the Company issued 165,000 shares of its restricted common stock for consulting service to 2 unrelated third parties, recorded at market value of $0.07 per share with total value of $11,550.

During the year ended April 30, 2008, the Company issued 50,000 shares of its restricted common stock for consulting service to Daniel Medina, Jr., son of Daniel F. Medina, president and director of the Company, recorded at market value of $0.20 per share with total value of $10,000.

During the year ended April 30, 2008, the Company issued 50,000 shares of its restricted common stock for consulting service to Srikrishna Mankal, son of Madhava Rao Mankal, Chief Financial Officer and Director of the Company, recorded at market value of $0.20 per share with total value of $10,000.

During the year ended April 30, 2008, the Company issued 50,000 shares of its restricted common stock for consulting service to Michelle Medina, daughter of Daniel F. Medina, President and Director of the Company, recorded at market value of $0.07 per share with total value of $3,500.

During the year ended April 30, 2008, the Company issued 1,500,000 shares of its restricted common stock for consulting service to Daniel Medina, Jr., son of Daniel F. Medina, president and director of the company, recorded at market value of $0.07 per share with total value of $105,000.

During the year ended April 30, 2008, the Company issued 750,000 shares of its restricted common stock for consulting service to Srikrishna Mankal, son of Madhava Rao Mankal, Chief Financial Officer and director of the company, recorded at market value of $0.07 per share with total value of $52,500.

During the year ended April 30, 2008, the Company issued 750,000 shares of its restricted common stock for consulting service to Pavan Kumar Mankal, son of Madhava Rao Mankal, Chief Financial Officer and director of the company, recorded at market value of $0.07 per share with total value of $52,500.

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

NOTE 11. SUBSEQUENT EVENTS

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of its restricted common stock. MGA Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena
Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements.

Modena Sports was organized in the state of California and does business as Harbor Guard Business. Modena Sports is involved in the manufacturing of fire and rescue boats.

Mold Purchase Agreement

On June 18, 2008, Medina and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design.

License Agreement

On June 18, 2008, the Company, MGS Grand and Albert Mardikian ("Mardikian") entered into a License Agreement to allow the Registrant exclusive rights to the patents and designs for the "rescue jet" personal water craft and related assemblies, systems and design rights. The License Agreement revised the prior license agreements between the Company and Mr. Mardikian.

We have agreed to pay a royalty for the use of the design and patents in an amount equal to gross sales less sales returns and freight and sales commissions for a period of 15 years. The royalties consist of:

          a) 2% for Patented Designs with or without Patented Fire Pump technology used in our production;

          b) 1% for Patented Pump Technology used in designs other than Mardikian or his associates;

          c) 1% for using Patents in any of distributor or associated companies products; and

          d) we will pay $1,000,000 to MGS ($200,000 in 2 months minimum and 3 months maximum, $800,000 at a rate of 10% of each boat sale until $800,000 has been paid).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       MEDINA INTERNATIONAL HOLDINGS, INC.
                            (a Colorado corporation)


Date:  August 14, 2008       By:_______________________________________
                                Daniel F. Medina,
                                President & Director


Date: August 14, 2008        By:________________________________________
                                Madhava Rao Mankal,
                                Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2008                By:_______________________________________
                                       Daniel F. Medina,
                                       President & Director


Date: August 14, 2008                By:________________________________________
                                        Madhava Rao Mankal,
                                        Chief Financial Officer & Director


Date: August 14, 2008                By:_______________________________________
                                        Mike Swanson,
                                        Director


Date: August 14, 2008                By:________________________________________
                                        Mike Gallo,
                                        Director