Form 10-Q
period 2008-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2008-09-15
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2008

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________


                       Commission file number : 000-27211


                       MEDINA INTERNATIONAL HOLDINGS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         COLORADO                 84-1469319
             ---------------------------------- --------------------
                (State of Incorporation)       (IRS Employer ID Number)


             No. 255 S. Leland Norton Way, San Bernardino, CA, 92408
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  909-522-4414
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 15, 2008, there were 35,660,091 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                  Page
                                                                                          ----
                                                                                                                ----

Consolidated Balance Sheets - July 31, 2008 and April 30, 2008                            F-1

Consolidated Statements of Operations  -
      Three months ended July 31, 2008 and 2007 and
           From March 16, 1998 (Inception) to July 31, 2008                               F-2

Statements of Cash Flows -
      Three months ended July 31, 2008 and 2007 and
         From March 16, 1998 (Inception) to July 31, 2008                                 F-3

Statement of Changes in Stockholders' Equity (Deficit) -
      From March 16, 1998 (Inception) to July 31, 2008                                    F-4

Notes to Consolidated Financial Statements                                                F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not
           Applicable                                                                       4

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        6
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   6

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           7

SIGNATURES                                                                                  8



PART I. - FINANCIAL INFORMATION



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                             July 31,           April 30,
                                                                               2008               2008
                                                                            (Unaudited)         (Audited)
                                                                          ----------------   ----------------
ASSETS
Current Assets:
    Cash                                                                            $ 542                $ -
    Inventory                                                                      68,912             68,813
   Prepaid Expenses                                                                24,000             24,000
    Other receivables                                                                   -                  -
                                                                          ----------------   ----------------
             Total current assets                                                  93,454             92,813

Fixed Assets:
    Watercraft molds                                                              343,074            342,993
    Office equipment                                                               20,740             20,740
    Manufacturing tools                                                            12,249             12,249
                                                                          ----------------   ----------------
                                                                                  376,063            375,982
    Accumulated depreciation                                                      (71,572)           (57,256)
                                                                          ----------------   ----------------
             Total fixed assets                                                   304,491            318,726

Other Assets:
    Investment                                                                     25,500             25,500
             Total other assets                                                    25,500             25,500
                                                                          ----------------   ----------------
TOTAL ASSETS                                                                    $ 423,445          $ 437,039
                                                                          ================   ================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Bank Overdraft                                                                 $ -               $ 20
      Accounts payable                                                            145,928            191,158
      Accrued Interest                                                             45,679             40,950
      Lines of Credit                                                               5,280             17,156
      Customer Deposit                                                             40,500             24,500
      Notes payable                                                                97,325             10,000
      Related Parties - short-term borrowings from shareholders                   334,546            362,447
                                                                          ----------------   ----------------
Total current liabilities                                                         669,258            646,231

Stockholders' equity (deficit):
     Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                        -                  -
     Common stock, $0.00001 par value, 100,000,000 shares
         authorized, 35,660,091 and 35,660,091 shares
         issued and outstanding on July 31, 2008 and
         April 30, 2008, respectively                                               3,566              3,566
     Additional paid-in capital                                                 2,429,022          2,429,022
     Shares committed to be issued                                                241,563            241,563
     Subscription receivable                                                       (3,000)            (3,000)
     Accumulated deficit during the development stage                          (2,916,964)        (2,880,343)
                                                                          ----------------   ----------------
Total stockholders' equity (deficit)                                             (245,813)          (209,192)
                                                                          ----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $ 423,445          $ 437,039
                                                                          ================   ================

     The accompanying notes are an integral part of these financial statements.

                                       F-2






               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  March 16, 1998
                                        Three Months Ended                        (Inception) to
                                              July 31,                               July 31,
                                                2008              2007                 2008
                                           ----------------  ----------------  ----------------------
INCOME
 Sales                                                 $ -         $ 192,800               $ 217,800

Cost Of Goods Sold                                       -            86,994                  86,264
                                           ----------------  ----------------  ----------------------
Gross Profit                                             -           105,806                 131,536
                                           ----------------  ----------------  ----------------------
OPERATING EXPENSES:
Professional Fees                                    1,711            12,907                 178,899
Bank Charges                                           490                 -                   6,940
Telephone                                              605                 -                  14,907
Travel                                                  43                 -                  42,580
Settlement of debt                                       -                 -                  17,000
Stock compensation                                     310           665,311               1,944,104
Research and Development                                 -                 -                  25,000
Consultant Expenses                                      -            26,509                 497,500
Commission                                               -                 -                  26,510
Marketing                                                -                 -                   8,426
Rent                                                 9,000             9,000                  66,000
Other Administrative Expenses                       15,297            28,071                 179,598

                                           ----------------  ----------------  ----------------------
 Total Operating Expenses                           27,456           741,798               3,007,464
                                           ----------------  ----------------  ----------------------
Other Income (Expense)
Interest expense                                    (9,255)           (7,771)                (63,805)
Other Expenses                                           -                 -                  (3,901)
Other income                                            90                 -                  26,670
                                           ----------------  ----------------  ----------------------
  Net Other Income (Expense)                        (9,165)           (7,771)                (41,036)
                                           ----------------  ----------------  ----------------------
Net Loss from Operations                         $ (36,621)       $ (643,763)           $ (2,916,964)
                                           ================  ================  ======================

Weighted average number of
  shares outstanding                            35,660,091        31,077,839
                                           ================  ================
Net Loss Per Share                          $            *   $             *
                                           ================  ================
* Less than $0.01 per share


     The accompanying notes are an integral part of these financial statements.

                                      F-2



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  July 31, 2008
                                   (Unaudited)

                                                                                                     Deficit Accum.
                                                              Additional     Shares                  During the
                                       Common Stock             Paid-In   Committed to Subscription  Development
                                   Shares         Amount        Capital     Be issued   Receivable   Stage        Totals
                                -------------  -------------  ------------ ----------- --------- ------------- ------------
Balance -  March 16, 1998                  -            $ -           $ -         $ -       $ -           $ -          $ -
Stock issued for services          2,400,000            240         1,760           -         -             -        2,000
Stock issued for cash                300,000             30        24,970           -   (10,500)            -       14,500
Net loss for year                                                                                      (2,793)      (2,793)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance -  April 30, 1999          2,700,000            270        26,730           -   (10,500)       (2,793)      13,707
                                -------------  -------------  ------------  -------------------- ------------- ------------
Cash payment of
 subscription receivable                   -              -             -           -    10,250             -       10,250
Net loss for year                          -              -             -           -         -        (5,253)      (5,253)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance -   April 30, 2000         2,700,000            270        26,730           -      (250)       (8,046)      18,704
                                -------------  -------------  ------------  -------------------- ------------- ------------
Net loss for year                          -              -             -           -         -       (21,426)     (21,426)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance -  April 30, 2001          2,700,000            270        26,730           -      (250)      (29,472)      (2,722)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Net income for year                        -              -             -           -         -         4,881        4,881
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2002           2,700,000            270        26,730           -      (250)      (24,591)       2,159
                                -------------  -------------  ------------  -------------------- ------------- ------------
Net loss for year                          -              -             -           -         -        (4,610)      (4,610)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2003           2,700,000            270        26,730           -      (250)      (29,201)      (2,451)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Net loss for year                          -              -             -           -         -        (7,397)      (7,397)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2004           2,700,000            270        26,730           -      (250)      (36,598)      (9,848)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Stock issued for services         24,120,000          2,412             -           -         -             -        2,412
Subscription receivable                    -              -          (250)          -       250             -            -
Net loss for year                          -              -             -           -         -       (61,682)     (61,682)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2005          26,820,000          2,682        26,480           -         -       (98,280)     (69,118)
                                -------------  ---------------------------  -----------------------------------------------
Stock issued for services          1,954,109            195       976,860           -         -             -      977,055
Stock issued for royalties             3,600              1         1,799           -         -             -        1,800
Stock issued for rent                  1,250              -           625           -         -             -          625
Stock issued for license              33,332              3        16,663           -         -             -       16,666
Stock issued for consideration        50,000              5        24,995           -         -             -       25,000
Stock issued for cash                126,100             13        63,037           -         -             -       63,050
Net loss for year                          -              -             -           -         -    (1,039,512)  (1,039,512)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2006          28,988,391          2,899     1,110,459           -         -    (1,137,792)     (24,434)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Stock issued for services            670,000             67       334,933           -         -             -      335,000
Stock issued for consulting          225,000             22       112,478           -         -             -      112,500
Stock issued for royalties             3,200              0         1,600           -         -             -        1,600
Stock issued for rent                    450              0           225           -         -             -          225
Stock issued to Directors             37,500              4        18,746           -         -             -       18,750
Stock issued for conversion
 of loan                             100,000             10        18,690           -         -             -       18,700
Stock issued for cash                100,000             10        49,990           -    (4,000)            -       46,000
Stock issued for cash                200,000             20        49,980           -         -             -       50,000
Shares to be committed to be issued        -              -             -      30,625         -             -       30,625
Net loss for year                          -              -             -           -         -      (649,321)    (649,321)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2007          30,324,541          3,032     1,697,101      30,625    (4,000)   (1,787,113)     (60,355)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Stock issued for consulting        4,923,000            492       647,158           -         -             -      647,650
Stock issued for royalties            12,200              2         1,627           -         -             -        1,629
Stock issued to Directors             75,000              8        13,492           -         -             -       13,500
Stock issued for cash                124,000             12        14,988           -     1,000             -       16,000
Stock issued to Vendor               150,000             15        29,985                                           30,000
Shares issued for rent - mailbox      51,350              5        24,670                                           24,675
Shares to be committed to be
 issued                                    -              -             -     210,938                       -      210,938
Net loss                                   -              -             -           -         -    (1,093,230)  (1,093,230)
                                -------------  -------------  ------------  -------------------- ------------- ------------
                                           -                                                                             -
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - April 30, 2008          35,660,091          3,566     2,429,022     241,563    (3,000)   (2,880,343)    (209,192)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Net loss                                   -              -             -           -         -       (36,621)     (36,621)
                                -------------  -------------  ------------  -------------------- ------------- ------------
Balance - July 31, 2008           35,660,091        $ 3,566   $ 2,429,022   $ 241,563  $ (3,000) $ (2,916,964)  $ (245,813)
                                =============  =============  ============  ==================== ============= ============

     The accompanying notes are an integral part of these financial statements.

                                      F-3



            MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                   Consolidated Statement of Cash Flows
                                (Unaudited)


                                                                                                                     March 16, 1998
                                                                                    Three Months Ended               (Inception) to
                                                                                          July 31,                      July 31,
                                                                                    2008              2007                2008
                                                                                ------------------------------------  --------------
Cash flows from operating activities:
      Net loss                                                                      $ (36,621)    $ (643,763)          $ (2,916,964)
                                                                                ------------------------------------  --------------
      Adjustments to reconcile net loss to net cash
       used in operating activities:
             Common stock issued in exchange
                   for Consulting                                                           -        666,563              2,407,151
             Common stock issued in exchange services                                       -              -                  6,000
             Settlement of debt                                                             -          2,000                 18,700
             Depreciation                                                              14,316          3,794                 71,572
             Changes in operating assets and liabilities:
             Impairment Loss on Investment                                                  -              -                 24,500
             (Increase) decrease  in inventory                                            (99)        24,958                (68,912)
              Increase in accounts payable                                              4,770         10,919                199,555
              Increase  in accrued interest                                             4,729              -                 30,552
              Increase in customer deposits                                            16,000              -                 40,500

                                                                                --------------------------------  ------------------
      Total adjustments                                                                39,716        708,234              2,729,618
                                                                                --------------------------------  ------------------
        Net cash received from (used in) operating activities                           3,095         64,471               (187,346)
                                                                                --------------------------------  ------------------
Cash flows from investing activities:
        Increase in Investment                                                              -              -                (25,000)
        Purchase of fixed assets                                                          (81)       (55,266)              (376,063)
                                                                                --------------------------------  ------------------
       Net cash used in investing activities                                              (81)       (55,266)              (401,063)
                                                                                --------------------------------  ------------------
Cash flows from financing activities:
      Bank overdraft                                                                      (20)        24,899                      -
      (Payments on) proceeds from notes payables, related party                       (27,901)       (23,723)               314,924
      Proceeds from note payable                                                       37,325              -                 47,325
      Proceeds (payments) from lines of Credit                                        (11,876)       (21,517)                24,902
      Proceeds from the issuance of common stock                                            -          6,000                201,800
                                                                                --------------------------------  ------------------
      Net cash (used in) provided by financing activities                              (2,472)       (14,341)               588,951
                                                                                --------------------------------  ------------------
Net increase (decrease) in cash                                                           542         (5,136)                   542

Cash and cash equivalents - beginning of period                                             -          5,136                      -
                                                                                --------------------------------  ------------------

                                                                                --------------------------------  ------------------
Cash and cash equivalents - end of period                                               $ 542            $ -                  $ 542
                                                                                ================================  ==================
Supplemental disclosure of cash flow information:
    Interest Paid                                                                         $ -            $ -                    $ -
                                                                                ====================================================
    Taxes paid                                                                            $ -            $ -                    $ -
                                                                                ====================================================
Non-cash financing and investing activities:
  Equipment Purchased from related party                                                  $ -       $ 32,790                    $ -
                                                                                ====================================================
  Stock issued for prepaid expenses                                                       $ -       $ 24,000                    $ -
                                                                                ====================================================
   Stock issued for compensation                                                          $ -       $666,563            $ 2,407,151
                                                                                ====================================================


The accompanying notes are an integral part of these financial statements.

                                      F-4


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended JULY 31, 2008
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Medina International Holdings, Inc. ("Company") was formed in 1998 as Colorado Community Broadcasting, Inc. and the Company changed the name of the business in 2005 to Medina International Holdings, Inc. The Company intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming.

The Company plans to manufacture and sell Recreational and Commercial boats through its subsidiary. The Company has designed and built a complete mold for 21' Commercial Fire Rescue boat and recreated complete mold for 15' fire and rescue boat. The Company has acquired the licenses to manufacture 12', 15', 18', 20', 24', 28', 30', 35', 37' Rescue and Fire Rescue boats. In addition, the Company has acquired the license to manufacture and sell 22' Vortex and 30' Modena recreational boats. The Company is in the process of manufacturing the 21' Fire Rescue which was developed internally by the Company.

The Company formed Medina Marine, Inc. as and wholly owned subsidiary of the company. Medina Marine was incorporated in the State of California on May 22, 2006 to produce Fire Rescue, Rescue and Recreational boats.

On June 18, 2008, the following agreements were entered :

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of Medina International Holdings, Inc. restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements of Modena Sports Designs, LLC which is expected within 120 days of this agreement

Modena Sports was organized in the state of California and does business as Harbor Guard Business. Modena Sports is involved in the manufacturing of fire and rescue boats.

Mold Purchase Agreement

On June 18, 2008, Medina and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design.

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company", as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2008. Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Company's interim financial statements for the three months ended July 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $36,671 for the three months ended July 31, 2008, and an accumulated deficit of $2,917,013 as of July 31, 2008. The Company also has a working capital deficiency of $575,804 and the Company has not recognized any revenues from its business operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


Summary of Accounting Policies:

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

Cash And Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At July 31, 2008, the Company had $542 in cash or cash equivalents.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

Property & Equipment

Capital assets are stated at cost. Equipment consisting of laser stripping equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Recently Issued Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS 161). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its results of operations and financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised
2007), "Business Combinations," and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FAS 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition. In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.



NOTE 2. INVENTORY

As of July 31, 2008, inventory consisted of the following:

                                                             Cost
                                                             ----
Parts
  Vortex hull & deck shells (2)                        $       11,427
  Parts                                                        19,193
                                                               ------
  Total Parts                                          $       30,620
                                                               ------
Work-in-Progress
   15' Fire Rescue                                     $       19,885
   21' Fire Rescue                                             12,171
                                                               ------
  Total Work-in-Progress                               $       32,056
                                                               ------
Finished Goods
  15' Fire Rescue - Demo                               $        6,236
                                                               ------
  Total Finished Goods                                 $        6,236
                                                               ------
Total Inventory                                        $       68,912
                                                               ======
NOTE 3. INVESTMENT

Medina International Holdings, Inc. and its subsidiary have invested $500 in the exchange of 500,000 shares of the restricted common stock of Genesis Companies Group, Inc.. Messrs. Medina and Mankal, directors and officers of the Company also serve as officers and directors of Genesis Companies Group, Inc. The
500,000 shares represent 3% of the issued and outstanding common shares of Genesis Companies Group, Inc.

These securities are carried at their estimated fair value of $500 based upon the amount paid for the shares, due to the fact that there is no trading market for the Genesis Companies Group, Inc. shares. Because there is not a trading market for the shares, the Company is unable to recognize any gains or losses on the value of the shares and has classified the shares as a long term asset.

The Company invested $25,000 in Nexgen, Inc. for (10) innovative fire protective equipment during the fiscal year ended July 31, 2008.

NOTE 4. FIXED ASSETS

At July 31, 2008, fixed assets consisted of the following:

         Fire Rescue Mold 12'                           $     7,761
         Fire Rescue Mold 15'                                66,778
         Fire Rescue Mold 21'                               268,535
         Office Equipment                                    20,740
         Tools                                               12,249
                                                            -------
          Total                                             376,063
         Depreciation                                       (71,572)
                                                            -------
         Net Fixed Assets                               $   304,491
                                                           ========
NOTE 5. LINE OF CREDIT

At July 31, 2008, the Company has credit card totaling $10,000, under which the Company may borrow on an unsecured basis since the year 2005 on an interest rate of 16.99% with a payment due date on the 18th of every month. The outstanding balance for this credit card was $5,125.

At July 31, 2008, Medina Marine, Inc. has a credit card from Wells Fargo Bank totaling $7,500, under which Medina Marine, Inc. may borrow on an unsecured basis since the year 2006 on an interest rate of 16.24% with a payment due date on the 11th of every month. The outstanding balance for this credit card was $155.

NOTE 6. NOTE PAYABLE

At July 31, 2008, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears an 8% interest repayable within 15 months or with an option to convert the amount of the note payable into the Company's common stock at $0.25 per share.

NOTE 7. SHAREHOLDERS' LOANS

At July 31, 2008, Shareholders' loans consisted of the following:


Daniel Medina, President & Director                                   $102,477
Madhava Rao Mankal, Chief Financial Officer  & Director               $232,069
                                                                       -------
Total                                                                 $334,546
                                                                       =======
Shareholder's loan from shareholder of the Company, unsecured, 8.5% interest per annum, due on demand.

NOTE 8. STOCKHOLDERS' EQUITY :

There was no common stock issued during the three months ended July 31, 2008.

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

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

PLAN OF OPERATIONS

We are in the process of rebuilding/manufacturing water crafts ranging from 12' to 37'.

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of Medina International Holdings, Inc. restricted common stock. MGA Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements of Modena Sports Design, LLC which is expected within 120 days of this agreement.

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

The Company engages five full time employees. Our President and Chief Financial Officer have been engaged on full time to work with Modena Sports Design, LLC.

Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of producing and marketing our laser stripping machine and/or acquiring other assets or equipment. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended July 31, 2008 Compared To The Same Period Ended July 31, 2007

The Company did not recognize any revenues during the three months ended July 31, 2008. The Company did recognize $192,800 in revenues during the three months ended July 31, 2007. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended July 31, 2008, operating expenses were $27,456 compared to $741,798 in the three months ended July 31, 2007. The $714,342 decrease was due to a decrease in stock compensation of $665,001, professional fees of $11,196 and consulting expenses of $26,509.

Interest expense for the three months ended July 31, 2008 and 2007 were $9,255 and $7,771, respectively.

During the three months ended July 31, 2008, the Company recognized a net loss of $36,621 compared to a net loss of $643,763 during the three months ended July 31, 2007. The decrease of $607,142 was due mostly to the decrease in stock compensation, professional fees, and consulting expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, we had $542 in cash, $376,063 in fixed assets. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

During the three months ended July 31, 2008, the Company received $3,095 from its operating activities. The Company had $542 in cash at July 31, 2008. The Company did not receive any funds through either financing or investing activities during the three months ended July 31, 2008. At July 31, 2008, the Company had a working capital deficit of $575,804.

During the three months ended July 31, 2007, the Company received $64,471 from its operating activities. The Company used $55,266 in its investing activities to purchase fixed assets during the three months ended July 31, 2007. During the three months ended July 31, 2007, the Company used $14,341 in its financing activities.

During the three months ended July 31, 2008, the Company made a payment of $27,901 on promissory notes owed to officers and directors of the Company.

During the three months ended July 31, 2008, the Company received $37,325 in funds in the form of an 8.5% promissory note from a third party. The promissory note is unsecured and has a due date of three months from the date of receipt.

During the three months ended July 31, 2008, the Company made payments totaling $11,876 on outstanding lines of credit.

Currently, the Company's securities are not liquid. There are no market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of producing and marketing our laser stripping machine and/or acquiring other assets or equipment. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

                NONE

ITEM 2.  CHANGES IN SECURITIES -

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -


                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                NONE

ITEM 5.  OTHER INFORMATION -

                NONE

ITEM 6.  EXHIBITS  -

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

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

                         MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: September 15, 2008            By: /s/ Daniel Medina
                                             ---------------------------------
                                              Daniel Medina,  President


Dated: September 15, 2008            By: /s/ Madhava Rao Mankal
                                             ---------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer