Form 10-Q
period 2008-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2008-12-11
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________


                        Commission file number: 000-27211

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

As of December 2, 2008, there were 35,660,091 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                               Page
                                                                                       ----
Consolidated Balance Sheets - October 31, 2008 and April 30, 2008                       F-1

Consolidated Statements of Operations  -
      Three months and six months ended October 31, 2008 and 2007 and
   From March 16, 1998 (Inception) to October 31, 2008                                  F-2

Consolidated Statements of Cash Flows -
      Six months ended October 31, 2008 and 2007 and
      From March 16, 1998 (Inception) to October 31, 2008                               F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) -
      From March 16, 1998 (Inception) to October 31, 2008                               F-4

Notes to Consolidated Financial Statements                                              F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable      5

Item 4.  Controls and Procedures                                                          5

Item 4T.  Controls and Procedures                                                         5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      7
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                 7

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable             7

Item 5.  Other Information - Not Applicable                                               7

Item 6.  Exhibits                                                                         7

SIGNATURES                                                                                8


PART I. - FINANCIAL INFORMATION



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                                                         October 31,       April 30,
                                                                             2008             2008
                                                                       ----------------------------------
                                                                         (Unaudited)       (Audited)
Assets
Current Assets:
    Cash                                                                           $ 15              $ -
    Inventory                                                                    71,702           68,813
    Prepaid expenses                                                             24,000           24,000
                                                                       ----------------------------------
             Total current assets                                                95,717           92,813

Fixed Assets:
    Watercraft molds                                                            343,131          342,993
    Office equipment                                                             20,740           20,740
    Manufacturing tools                                                          12,249           12,249
                                                                       ----------------------------------
                                                                                376,120          375,982
    Accumulated depreciation                                                    (85,828)         (57,256)
                                                                       ----------------------------------
             Total fixed assets                                                 290,292          318,726

Other Assets:
    Investment                                                                   25,500           25,500
             Total other assets                                                  25,500           25,500
                                                                       ----------------------------------
                                                                       ----------------------------------
TOTAL ASSETS                                                                  $ 411,509        $ 437,039
                                                                       ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Bank Overdraft                                                               $ -             $ 20
      Accounts payable and accrued interest                                     164,366          191,158
      Accrued Interest                                                            1,227           40,950
      Lines of Credit                                                             7,780           17,156
      Customer Deposit                                                           61,700           24,500
      Notes payable                                                              97,325           10,000
      Related Parties - short-term borrowings from shareholders                 368,805          362,447
                                                                       ----------------------------------
Total current liabilities                                                       701,203          646,231

Stockholders' equity (deficit):
     Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                      -                -
     Common stock, $0.00001 par value, 100,000,000 shares
         authorized, 35,660,091 shares issued and outstanding
         on October 31, 2008 and April 30, 2007, respectively                     3,566            3,566
     Additional paid-in capital                                               2,429,022        2,429,022
     Shares committed to be issued                                              242,113          241,563
     Subscription receivable                                                     (3,000)          (3,000)
     Accumulated deficit during the development stage                        (2,961,395)      (2,880,343)
                                                                       ----------------------------------
Total stockholders' deficit                                                    (289,694)        (209,192)
                                                                       ----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $ 411,509        $ 437,039
                                                                       ==================================

See notes to these consoldiated financial statements.

                                       F-1





               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               Three Months Ended                 Six Months Ended               March 16, 1998
                                                  October 31,                        October 31,                 (Inception) to
                                              2008            2007              2008            2007            October 31, 2008
                                        ---------------------------------  --------------------------------  -----------------------
Revenues                                             $ -             $ -               $ -       $ 192,800                $ 217,800
Cost of Goods Sold                                     -               -                 -          86,994                   86,264
                                        ---------------------------------  --------------------------------  -----------------------
Gross Profit                                           -               -                 -         105,806                  131,536

Operating expenses:
Marketing & sales                                      -           8,001                 -           8,245                    8,425
Professional Fees                                  9,517           6,984            11,228          19,891                  188,416
Bank Charges                                         135             751               625           3,962                    7,075
Telephone                                          1,539           1,533             2,116           3,294                   16,418
Travel                                                 -           2,027                 -          11,077                   42,537
Settlement of Debt                                     -               -                 -               -                   17,000
Stock Companesation                                  500               -               550         247,429                1,944,654
Research & development                                 -               -                 -                                   25,000
Consultant Expenses                                    -          30,000                 -         421,600                  497,500
Commission Expenses                                    -               -                 -               -                   26,510
Rent                                               9,000           9,000            18,000          18,000                   75,000
Other Administrative Expenses                     15,304          32,444            30,982          99,044                  194,973
                                        -------------------------------------------------------------------  -----------------------
      Loss from operations                       (35,995)        (90,740)          (63,501)       (726,736)              (2,911,972)
                                        -------------------------------------------------------------------  -----------------------
Other income (expense):
  Other income                                         -               -                90               -                   26,670
  Other Expenses                                       -               -                 -               -                   (3,901)
  Interest expense                                (8,386)         (7,489)          (17,641)        (15,258)                 (72,191)
                                        ---------------------------------  --------------------------------  -----------------------
  Total Other income (expense):                   (8,386)         (7,489)          (17,551)        (15,258)                 (49,422)
                                        ---------------------------------  --------------------------------  -----------------------
Net loss                                       $ (44,381)      $ (98,229)        $ (81,052)     $ (741,994)            $ (2,961,394)
                                        =================================  ================================  =======================
Weighted average number of
    common shares outstanding                 35,660,091      31,988,541        35,660,091      31,533,190
                                        =================================  ================================
Net loss per share                       $        (0.001) $      (0.003)    $      (0.002)  $       (0.024)
                                        =================================  ================================

See notes to these consolidated financial statements.

                                       F-2




               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                                          Deficit Accum.
                                                       Additional    Shares                 During the
                                 Common Stock            Paid-In    Committed Subscription Development
                             Shares        Amount        Capital    Be issued Receivable    Stage       Totals
                           ------------  ------------  ------------ --------------------------------- -----------
Balance -  March 16, 1998            -           $ -           $ -        $ -       $ -          $ -         $ -
Stock issued for services    2,400,000           240         1,760          -         -            -       2,000
Stock issued for cash          300,000            30        24,970          -   (10,500)           -      14,500
Net loss for year                                                                             (2,793)     (2,793)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance -  April 30, 1999    2,700,000           270        26,730          -   (10,500)      (2,793)     13,707
                           ------------  ------------  ------------ -------------------- ------------ -----------
Cash payment of subscription
receivable                           -             -             -          -    10,250            -      10,250
Net loss for year                    -             -             -          -         -       (5,253)     (5,253)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2000     2,700,000           270        26,730          -      (250)      (8,046)     18,704
                           ------------  ------------  ------------ -------------------- ------------ -----------
Net loss for year                    -             -             -          -         -      (21,426)    (21,426)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2001     2,700,000           270        26,730          -      (250)     (29,472)     (2,722)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Net income for year                  -             -             -          -         -        4,881       4,881
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2002     2,700,000           270        26,730          -      (250)     (24,591)      2,159
                           ------------  ------------  ------------ -------------------- ------------ -----------
Net loss for year                    -             -             -          -         -       (4,610)     (4,610)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2003     2,700,000           270        26,730          -      (250)     (29,201)     (2,451)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Net loss for year                    -             -             -          -         -       (7,397)     (7,397)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2004     2,700,000           270        26,730          -      (250)     (36,598)     (9,848)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Stock issued for services   24,120,000         2,412             -          -         -            -       2,412
Subscription receivable              -             -          (250)         -       250            -           -
Net loss for year                    -             -             -          -         -      (61,682)    (61,682)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2005    26,820,000         2,682        26,480          -         -      (98,280)    (69,118)
                           ------------  -------------------------- ---------------------------------------------
Stock issued for services    1,954,109           195       976,860          -         -            -     977,055
Stock issued for royalties       3,600             1         1,799          -         -            -       1,800
Stock issued for rent            1,250             -           625          -         -            -         625
Stock issued for license        33,332             3        16,663          -         -            -      16,666
Stock issued for
 consideration                  50,000             5        24,995          -         -            -      25,000
Stock issued for cash          126,100            13        63,037          -         -            -      63,050
Net loss for year                    -             -             -          -         -   (1,039,512) (1,039,512)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2006    28,988,391         2,899     1,110,459          -         -   (1,137,792)    (24,434)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Stock issued for services      670,000            67       334,933          -         -            -     335,000
Stock issued for consulting    225,000            22       112,478          -         -            -     112,500
Stock issued for royalties       3,200             0         1,600          -         -            -       1,600
Stock issued for rent              450             0           225          -         -            -         225
Stock issued to Directors       37,500             4        18,746          -         -            -      18,750
Stock issued for conversion of
 loan                          100,000            10        18,690          -         -            -      18,700
Stock issued for cash          100,000            10        49,990          -    (4,000)           -      46,000
Stock issued for cash          200,000            20        49,980          -         -            -      50,000
Shares to be committed to
 be  issued                          -             -             -     30,625         -            -      30,625
Net loss for year                    -             -             -          -         -     (649,321)   (649,321)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2007    30,324,541         3,032     1,697,101     30,625    (4,000)  (1,787,113)    (60,355)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Stock issued for consulting  4,923,000           492       647,158          -         -            -     647,650
Stock issued for royalties      12,200             2         1,627          -         -            -       1,629
Stock issued to Directors       75,000             8        13,492          -         -            -      13,500
Stock issued for cash          124,000            12        14,988          -     1,000            -      16,000
Stock issued to Vendor         150,000            15        29,985                                        30,000
Shares issued for rent -
 mailbox                        51,350             5        24,670                                        24,675
Shares to be committed to
 be issued                           -             -             -    210,938                      -     210,938
Net loss                             -             -             -          -         -   (1,093,230) (1,093,230)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - April 30, 2008    35,660,091         3,566     2,429,022    241,563    (3,000)  (2,880,343)   (209,192)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Stock issued to Directors            -             -             -        550         -            -         550
Net loss                             -             -             -          -         -      (81,052)    (81,052)
                           ------------  ------------  ------------ -------------------- ------------ -----------
Balance - October 31, 2008  35,660,091       $ 3,566   $ 2,429,022  $ 242,113  $ (3,000) $ (2,961,395)$ (289,694)
                           ============  ============  ============ ==================== ============ ===========

See notes to these consolidated financial statements.

                                      F-3






               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                            March 16, 1998
                                                                              Six Months Ended              (Inception) to
                                                                                 October 31,                October 31,
                                                                            2008            2007                 2008
                                                                       -------------------------------   ----------------------
Cash flows from operating activities:
      Net loss                                                               $ (81,052)    $ (741,994)            $ (2,961,395)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for consulting                        550        692,529                2,407,701
             Vendor settlement                                                       -              -                    6,000
             Settlement of debt                                                      -          2,000                   18,700
             Depreciation                                                       28,572         28,623                   85,828
             Impairment Loss on Investment                                           -              -                   19,500
          Changes in operating assets and liabilities:                               -              -                        -
             Increase in other receivable                                            -              -                        -
             Increase  in inventory                                             (2,889)        (7,280)                 (71,702)
             (Decrease)  increase in accounts payable
               and accrued interest                                            (16,515)        42,661                  159,093
              Increase in customer deposits                                     37,200              -                   61,700
                                                                       -------------------------------   ----------------------
      Total adjustments                                                         46,918        758,533                2,686,820
                                                                       -------------------------------   ----------------------
        Net cash (used) received in operating activities                       (34,134)        16,539                 (274,575)
                                                                       -------------------------------   ----------------------
Cash flows from investing activities:
        Increase in Investment                                                       -              -                  (25,000)
        Purchase of fixed assets                                                  (138)       (22,476)                (376,120)
                                                                       -------------------------------   ----------------------
       Net cash used in investing activities                                      (138)       (22,476)                (401,120)
                                                                       -------------------------------   ----------------------
Cash flows from financing activities:
      Bank overdraft                                                               (20)         3,645                        -
      Proceeds from notes payables related party                                 6,358          2,222                  386,508
      Proceeds from note payable                                                37,325              -                   60,000
      Payments on lines of credit                                               (9,376)       (14,066)                  27,402
      Proceeds from the issuance of common stock                                     -          9,000                  201,800
                                                                       -------------------------------   ----------------------
      Net cash provided by financing activities                                 34,287            801                  675,710
                                                                       -------------------------------   ----------------------
Net increase (decrease) in cash and cash equivalents                                15         (5,136)                      15

Cash and cash equivalents - beginning of period                                      -          5,136                        -
                                                                       -------------------------------   ----------------------
Cash and cash equivalents - end of period                                         $ 15            $ -                     $ 15
                                                                       ===============================   ======================
Supplemental disclosure of cash flow information:
    Interest Paid                                                                  $ -            $ -                      $ -
                                                                       ===============================   ======================
    Taxes paid                                                                     $ -            $ -                      $ -
                                                                       ===============================   ======================
Non-cash financing and investing activities:
  Increase in office equipment and tools
    and related party notes payable                                                $ -       $ 32,989                 $ 32,989
                                                                       ===============================   ======================
  Advance to vendor in exchange for shares issued of 150,000                       $ -       $ 24,000                 $ 24,000
                                                                       ===============================   ======================
  Stock issued for compensation                                                  $ 550      $ 692,529              $ 2,407,151
                                                                       ===============================   ======================
See notes to these consolidated financial statements.

                                      F-4



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2008
                                   (UNAUDITED)

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

On June 18, 2008, the following agreements were entered into :

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of the Company's restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements of Modena Sports Designs, LLC which is expected within 200 days of this agreement.

Modena Sports was organized in the state of California and does business as Harbor Guard Business. Modena Sports is involved in the manufacturing of fire and rescue boats.

Mold Purchase Agreement

On June 18, 2008, the Company, MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design.

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2008. Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

In the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Company's interim financial statements for the six months ended October 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $81,052 for the six months ended October 31, 2008, and an accumulated deficit of $2,961,394 as of October 31, 2008. The Company also has a working capital deficiency of $605,486 and the Company has not recognized any revenues from its business operations.

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

Cash And Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At October 31, 2008, the Company had $15 in cash or cash equivalents.

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

NOTE 2. INVENTORY

As of October 31, 2008, inventory consisted of the following:

                                                             Cost
Parts
  Vortex hull & deck shells (2)                            $ 11,427
  Parts                                                      19,193
                                                         -------------
  Total Parts                                          $     30,620
                                                       --------------

Work-in-Progress
   12' Fire Rescue                                     $      2,358
   15' Fire Rescue                                     $     19,885
   21' Fire Rescue                                           12,603
                                                       ---------------
  Total Work-in-Progress                               $     34,846
                                                       --------------

Finished Goods
  15' Fire Rescue - Demo                               $      6,236
                                                       ---------------
  Total Finished Goods                                 $      6,236
                                                       ---------------

Total Inventory                                        $     71,702
                                                       =============

NOTE 3. PREPAID EXPENSES

Prior the year ended April 30, 2008, the Company entered into an agreement with Mr. Jesse Solano, to fabricate upholstery for watercrafts in exchange for 150,000 shares of common stock of the Company. The Company valued the stock as per the agreement at $0.20 per share. As of October 31, 2008, the outstanding amount was $24,000.

NOTE 4. FIXED ASSETS

At October 31, 2008, fixed assets consisted of the following:

         Fire Rescue Mold 12'                           $     7,761
         Fire Rescue Mold 15'                                66,835
         Fire Rescue Mold 21'                               268,535
         Office Equipment                                    20,740
         Tools                                               12,249
                                                         -----------
          Total                                             376,120
         Depreciation                                       (85,828)
                                                         -----------
         Net Fixed Assets                               $   290,292
                                                         ===========

NOTE 5. INVESTMENT

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

The Company invested $25,000 in Nexgen, Inc. for innovative fire protective equipment during the six months ended
October 31, 2008.

NOTE 6. LINE OF CREDIT

At October 31, 2008, the Company has credit card with an available credit of $10,000, under which the Company may borrow on an unsecured basis with an interest rate of 16.99% with a payment due date on the 18th of every month. At October 31, 2008, the outstanding balance for this credit card was $7,780.

NOTE 7. NOTE PAYABLE

At October 31, 2008, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears an 8% interest repayable within 15 months or with an option to convert the amount of the note payable into the Company's common stock at $0.25 per share.

At October 31, 2008, the Company had an unsecured note payable with an related party for consulting services in the amount of $50,000, which bears no interest.

At October 31, 2008, the Company had an unsecured note payable with Genesis Companies Group, Inc. a related party in the amount of $37,325, which bears no interest.

NOTE 8. RELATED PARTY BORROWINGS

At October 31, 2008, in exchange for unsecured,  8.5% promissory  notes,  due on
the  demand  the  following  individuals,   who  are  officers,   directors  and
shareholders of the Company loaned funds in the following amounts:

Daniel Medina, President & Director                            $120,371
Madhava Rao Mankal, Chief Financial Officer  & Director        $248,434
                                                               --------
Total                                                          $368,805
                                                               ========

NOTE 9. STOCKHOLDERS' DEFICIT:

There was no common stock issued during the six months ended October 31, 2008.

During the six months ended October 31, 2008, the Company committed to issuing 57,500 shares of its restricted common stock to its directors for services. These shares were valued at $550 and the Company has recognized a compensation expense of $550.

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

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of Medina International Holdings, Inc. restricted common stock. MGA Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements of Modena Sports Design, LLC which is expected within 200 days of this agreement.

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

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended October 31, 2008 Compared To The Same Period Ended October 31, 2007

The Company did not recognize any revenues during the three months ended October 31, 2008. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended October 31, 2008, operating expenses were $35,995 compared to $90,740 in the three months ended October 31, 2007. The $54,745 decrease was due to a decrease in marketing expenses by $8,001, consultant expenses by $30,000, travel expenses by $2,027 and admin expenses by $17,140.

Interest expense for the three months ended October 31, 2008 and 2007 were $8,386 and $7,489, respectively.

During the three months ended October 31, 2008, the Company recognized a net loss of $44,381 compared to a net loss of $98,229 during the three months ended October 31, 2007. The decrease of $53,848 was due mostly to the decrease in marketing, travel, administration, and consulting expenses, as discussed above.

Results Of Operations For The Six-Month Period Ended October 31, 2008 Compared To The Same Period Ended October 31, 2007

The Company did not recognize any revenues during the six months ended October 31, 2008. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the six months ended October 31, 2008, operating expenses were $63,501 compared to $726,736 in the six months ended October 31, 2007. The $663,235 decrease was due to a decrease in marketing expenses by $8,245, consultant expenses by $421,600, stock compensation for services by $246,879, professional fees by $8,663, travel by $11,077 and admin expenses by $68,062.

Interest expense for the six months ended October 31, 2008 and 2007 were $17,641 and $15,258, respectively.

During the six months ended October 31, 2008, the Company recognized a net loss of $81,052 compared to a net loss of $741,994 during the six months ended October 31, 2007. The decrease of $660,942 was due mostly to the decrease in marketing, travel, stock compensation, administration, and consulting expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2008, we had total current assets of $ 95,717, consisting of $15 in cash,$24,000 in vendor advances and $71,702 in inventory. At October 31, 2008, we had total current liabilities of $701,203. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time. At October 31, 2008, the Company had a working capital deficit of $605,486.

During the six months ended October 31, 2008, the Company used $34,134 in its operating activities. During the six months ended October 31, 2008, the Company recognized a net loss of $81,052, which was reconciled for non-cash items of $550 in non-cash consulting expenses and $28,572 in depreciation expense. During the six months ended October 31, 2007, the Company received cash of $16,159 from its operational activities. During the six months ended October 31, 2007, the Company recognized a net loss of $741,994, which was reconciled for non-cash items of $692,529 in non-cash consulting expenses, a $2,000 loss on the settlement of debt and $28,623 in depreciation expense.

During the six months ended October 31, 2008, the Company used $138 in its investment activities. During the six months ended October 31, 2007, the Company used $22,476 in its investment activities..

The Company received $34,287 from financing activities during six months ended October 31, 2008. Financing activities during the six months ended October 31, 2008, included $37,325 receipts from Genesis Companies Group, Inc. The receipt of funds of $6,358 from related parties. During the six months ended October 31, 2008, the Company made payments totaling $9,376 on outstanding line of credit of the Company.

During the six months ended October 31, 2007, the Company received cash of $801 from its financing activities. The Company received $9,000 from the issuance of its common stock and $2,222 in loans from related parties. During the six months ended October 31, 2007, the Company paid $14,066 on its outstanding lines of credits.

To the extent our operations are not sufficient to fund our capital requirements; we may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time we do not have a revolving loan agreement with any financial institution nor can we provide any assurance that we will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act.

     Exhibit 32.2  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: December 9, 2008                        By: /s/ Daniel Medina
                                                    ----------------------------
                                                        Daniel Medina,
                                                        President


Dated: December 9, 2008                        By: /s/ Madhava Rao Mankal
                                                   -----------------------------
                                                       Madhava Rao Mankal,
                                                       Chief Financial Officer