Form 10-Q
period 2009-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2009-03-27
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2009

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

As of March 17, 2009, there were 35,660,091 shares of the registrant's common stock issued and outstanding.








PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                               Page
                                                                                       ----
Consolidated Balance Sheets - January 31, 2009 and April 30, 2008                       F-1

Consolidated Statements of Operations  -
      Three months and Nine Months ended January 31, 2009 and 2008 and
      From March 16, 1998 (Inception) to January 31, 2009                               F-2

Consolidated  Statements  of Cash Flows - Nine Months ended January 31, 2009 and
      2008 and
      From March 16, 1998 (Inception) to January 31, 2009                               F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) -
      From March 16, 1998 (Inception) to January 31, 2009                               F-4

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


PART I. - FINANCIAL INFORMATION



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                         January 31,       April 30,
                                                                             2009             2008
                                                                       ----------------------------------
                                                                         (Unaudited)       (Audited)
Assets
Current Assets:
    Cash                                                                          $ 131              $ -
    Inventory                                                                    56,507           68,813
    Prepaid expenses                                                                  -           24,000
                                                                       ----------------------------------
             Total current assets                                                56,638           92,813

Fixed Assets:
    Watercraft molds                                                            343,131          342,993
    Office equipment                                                             20,739           20,740
    Manufacturing tools                                                          12,249           12,249
                                                                       ----------------------------------
                                                                                376,119          375,982
    Accumulated depreciation                                                   (100,084)         (57,256)
                                                                       ----------------------------------
             Total fixed assets                                                 276,035          318,726

Other Assets:
    Investment                                                                    1,000           25,500
                                                                       ----------------------------------
             Total other assets                                                   1,000           25,500
                                                                       ----------------------------------

TOTAL ASSETS                                                                  $ 333,673        $ 437,039
                                                                       ==================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
       Bank Overdraft                                                               $ -             $ 20
      Accounts payable and accrued interest                                     170,738          191,158
      Accrued Interest                                                           62,094           40,950
      Lines of Credit                                                             8,378           17,156
      Customer Deposit                                                           40,500           24,500
      Notes payable                                                              60,000           10,000
      Related Parties - short-term borrowings from shareholders                 332,845          362,447
                                                                       ----------------------------------
Total current liabilities                                                       674,555          646,231

Stockholders' deficit:
     Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                      -                -
     Common stock, $0.00001 par value, 100,000,000 shares
         authorized, 35,660,091 shares issued and 35,540,091 outstanding
         on January 31, 2008 and April 30, 2008, respectively                     3,566            3,566
     Additional paid-in capital                                               2,429,022        2,429,022
     Shares committed to be issued                                              242,238          241,563
     Subscription receivable                                                     (3,000)          (3,000)
     Treasury stock                                                             (24,000)               -
     Accumulated deficit during the development stage                        (2,988,708)      (2,880,343)
                                                                       ----------------------------------
Total stockholders' deficit                                                    (340,882)        (209,192)
                                                                       ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 333,673        $ 437,039
                                                                       ==================================

See notes to these consolidated financial statements.

                                       F-2






           MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
    (A Development Stage Company)
        Consolidated Statements of Operations
             (Unaudited)

                                             Three Months Ended                Nine Months Ended            March 16, 1998
                                                January 31,                      January 31,                (Inception) to
                                            2009            2008              2009           2008             January 31,
                                       --------------------------------  -------------------------------  --------------------
Revenues                                      $ 42,320             $ -         $ 42,320       $ 192,800             $ 260,120
Cost of Goods Sold                              15,551             270           15,551          86,994               101,815
                                       --------------------------------  -------------------------------  --------------------
Gross Profit                                    26,769            (270)          26,769         105,806               158,305

Operating expenses:
Marketing & sales                                    -             158                -           8,403                 8,425
Professional Fees                                3,380           3,251           14,608          23,142               191,796
Bank Charges                                       155             752              780           4,711                 7,230
Telephone                                          194             975            2,309           4,268                16,612
Travel                                               -           2,480                -          13,557                42,537
Settlement of Debt                                   -               -                -               -                17,000
Stock Compensation                                 125         225,338              675         895,266             1,944,779
Research & development                               -               -                -               -                25,000
Consultant Expenses                                  -               -                -          30,000               497,500
Commission Expenses                                  -               -                -          26,510                26,510
Rent                                             3,000           9,000           21,000          27,000                78,000
Other Administrative Expenses                   39,065          18,864           70,048          60,772               234,038
                                       -------------------------------   -------------------------------  --------------------
      Loss from operations                     (19,150)       (261,088)         (82,651)       (987,823)           (2,931,122)
                                       -------------------------------   -------------------------------  --------------------
Other income (expense):
  Other income                                       -               -               90               -                26,670
  Other Expenses                                     -               -                -               -                (3,901)
  Interest expense                              (8,164)         (9,967)         (25,804)        (25,226)              (80,355)
                                       --------------------------------  -------------------------------  --------------------
  Total Other income (expense):                 (8,164)         (9,967)         (25,714)        (25,226)              (57,586)
                                       --------------------------------  -------------------------------  -------------------
Net loss                                     $ (27,314)     $ (271,055)       $(108,365)    $(1,013,049)         $ (2,988,708)
                                       ================================  ===============================  ====================
Weighted average number of
    common shares outstanding               35,660,091      33,802,898       35,660,091      32,062,672
                                       ================================  ===============================
Net loss per share                      $       (0.001)  $      (0.008)    $     (0.003) $       (0.032)
                                       ================================  ===============================

See notes to these consolidated financial statements.

                                       F-3


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                   Deficit Accum.
                                                       Additional    Shares                          During the
                                 Common Stock            Paid-In    Committed Treasury  Subscription Development
                             Shares        Amount        Capital    Be issued   Stock   Receivable    Stage       Totals
                           ------------  ------------  ------------ ------------------------------------------- -----------
Balance -  March 16, 1998            -           $ -           $ -        $ -                 $ -          $ -         $ -
Stock issued for services    2,400,000           240         1,760          -                   -            -       2,000
Stock issued for cash          300,000            30        24,970          -             (10,500)           -      14,500
Net loss for year                                                                                       (2,793)     (2,793)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance -  April 30, 1999    2,700,000           270        26,730          -             (10,500)      (2,793)     13,707
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Cash payment of
 subscription receivable             -             -             -          -              10,250            -      10,250
Net loss for year                    -             -             -          -                   -       (5,253)     (5,253)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance -   April 30, 2000   2,700,000           270        26,730          -                (250)      (8,046)     18,704
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Net loss for year                    -             -             -          -                   -      (21,426)    (21,426)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance -  April 30, 2001    2,700,000           270        26,730          -                (250)     (29,472)     (2,722)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Net income for year                  -             -             -          -                   -        4,881       4,881
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance - April 30, 2002     2,700,000           270        26,730          -                (250)     (24,591)      2,159
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Net loss for year                    -             -             -          -                   -       (4,610)     (4,610)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance - April 30, 2003     2,700,000           270        26,730          -                (250)     (29,201)     (2,451)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Net loss for year                    -             -             -          -                   -       (7,397)     (7,397)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance - April 30, 2004     2,700,000           270        26,730          -                (250)     (36,598)     (9,848)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Stock issued for services   24,120,000         2,412             -          -                   -            -       2,412
Subscription receivable              -             -          (250)         -                 250            -           -
Net loss for year                    -             -             -          -                   -      (61,682)    (61,682)
                           ------------  ------------  ------------ ------------------------------ ------------ ----------
Balance - April 30, 2005    26,820,000         2,682        26,480          -                   -      (98,280)    (69,118)
                           ------------  -------------------------- -------------------------------------------------------
Stock issued for services    1,954,109           195       976,860          -                   -            -     977,055
Stock issued for royalties       3,600             1         1,799          -                   -            -       1,800
Stock issued for rent            1,250             -           625          -                   -            -         625
Stock issued for license        33,332             3        16,663          -                   -            -      16,666
Stock issued for
 consideration                  50,000             5        24,995          -                   -            -      25,000
Stock issued for cash          126,100            13        63,037          -                   -            -      63,050
Net loss for year                    -             -             -          -                   -   (1,039,512) (1,039,512)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance - April 30, 2006    28,988,391         2,899     1,110,459          -                   -   (1,137,792)    (24,434)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Stock issued for services      670,000            67       334,933          -                   -            -     335,000
Stock issued for consulting    225,000            22       112,478          -                   -            -     112,500
Stock issued for royalties       3,200             0         1,600          -                   -            -       1,600
Stock issued for rent              450             0           225          -                   -            -         225
Stock issued to Directors       37,500             4        18,746          -                   -            -      18,750
Stock issued for conversion
 of loan                       100,000            10        18,690          -                   -            -      18,700
Stock issued for cash          100,000            10        49,990          -              (4,000)           -      46,000
Stock issued for cash          200,000            20        49,980          -                   -            -      50,000
Shares to be committed
 to be issued                        -             -             -     30,625                   -            -      30,625
Net loss for year                    -             -             -          -                   -     (649,321)   (649,321)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance - April 30, 2007    30,324,541         3,032     1,697,101     30,625              (4,000)  (1,787,113)    (60,355)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Stock issued for
 consulting                  4,923,000           492       647,158          -                   -            -     647,650
Stock issued for royalties      12,200             2         1,627          -                   -            -       1,629
Stock issued to Directors       75,000             8        13,492          -                   -            -      13,500
Stock issued for cash          124,000            12        14,988          -               1,000            -      16,000
Stock issued to Vendor         150,000            15        29,985                                                  30,000
Shares issued for
 rent - mailbox                 51,350             5        24,670                                                  24,675
Shares to be committed
 to be issued                        -             -             -    210,938                                -     210,938
Net loss                             -             -             -          -                   -   (1,093,230) (1,093,230)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------

Balance - April 30, 2008    35,660,091         3,566     2,429,022    241,563              (3,000)  (2,880,343)   (209,192)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Stock issued to Directors            -             -             -        675                   -            -         675
Shares returned to
 Treasury Stock                      -             -             -          -   (24,000)        -            -     (24,000)
Net loss                             -             -             -          -         -         -     (108,365)   (108,365)
                           ------------  ------------  ------------ ------------------------------ ------------ -----------
Balance - January 31, 2009  35,660,091       $ 3,566   $ 2,429,022  $ 242,238 $ (24,000) $ (3,000) $ (2,988,708)$ (340,882)
                           ============  ============  ============ ============================== ============ ===========

See notes to these consolidated financial statements.

                                      F-4


               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 March 16, 1998

                                                                             Nine Months Ended            (Inception) to
                                                                                 January 31,                January 31,
                                                                           2009            2008                2009
                                                                      --------------------------------  --------------------
Cash flows from operating activities:
      Net loss                                                             $ (108,365)    $(1,013,049)         $ (2,988,708)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock issued in exchange for consulting                       675         911,766             2,407,826
             Vendor settlement                                                      -               -                 6,000
             Settlement of debt                                                     -           2,000                18,700
             Depreciation                                                      42,829          42,939               100,085
             Impairment Loss on Investment                                     24,500               -                44,000
          Changes in operating assets and liabilities:                              -               -                     -
             Increase (Decrease)  in inventory                                 12,307         (14,256)              (56,506)
             (Decrease)  increase in accounts payable
               and accrued interest                                            (3,044)         62,916               172,563
              Increase in customer deposits                                    16,000               -                40,500
                                                                      --------------------------------  --------------------
      Total adjustments                                                        93,267       1,005,365             2,733,168
                                                                      --------------------------------  --------------------
        Net cash (used) received in operating activities                      (15,098)         (7,684)             (255,540)
                                                                      --------------------------------  --------------------
Cash flows from investing activities:
        Increase in Investment                                                      -         (25,000)              (25,000)
        Purchase of fixed assets                                                 (138)        (22,476)             (376,120)
                                                                      --------------------------------  --------------------
       Net cash used in investing activities                                     (138)        (47,476)             (401,120)
                                                                      --------------------------------  --------------------
Cash flows from financing activities:
      Bank overdraft                                                              (68)          1,020                   (48)
      Proceeds from notes payables related party                               24,213          39,802               367,039
      Proceeds from note payable                                                    -           5,000                60,000
      Payments on lines of credit                                              (8,778)        (11,773)               28,000
      Proceeds from the issuance of common stock                                    -          16,000               201,800
                                                                      --------------------------------  --------------------
      Net cash provided by financing activities                                15,367          50,049               656,791
                                                                      --------------------------------  --------------------
Net increase (decrease) in cash and cash equivalents                              131          (5,111)                  131

Cash and cash equivalents - beginning of period                                     -           5,136                     -
                                                                      --------------------------------  --------------------
Cash and cash equivalents - end of period                                       $ 131            $ 25                 $ 131
                                                                      ================================  ====================
Supplemental disclosure of cash flow information:
    Interest Paid                                                             $ 8,164         $ 9,967              $ 80,355
                                                                      ================================  ====================
    Taxes paid                                                                    $ -             $ -                   $ -
                                                                      ================================  ====================
Non-cash financing and investing activities:
  Increase in office equipment and tools
    and related party notes payable                                             $ 138        $ 32,989              $ 33,127
                                                                      ================================  ====================
  Stock issued for compensation                                                 $ 675       $ 911,766           $ 2,407,826
                                                                      ================================  ====================

See notes to these consolidated financial statements.

                                      F-5



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED JANUARY 31, 2009
                                   (UNAUDITED)

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

The Company plans to manufacture and sell Recreational and Commercial boats through its wholly owned subsidiary, Medina Marine, Inc. The Company has designed and built a complete mold for 21' Commercial Fire Rescue boat and recreated complete mold for 15' fire and rescue boat. The Company has acquired the licenses to manufacture 12', 15', 18', 20', 24', 28', 30', 35', 37' Rescue
and Fire Rescue boats. In addition, the Company has acquired the license to manufacture and sell 22' Vortex and 30' Modena recreational boats. The Company is in the process of manufacturing the 21' Fire Rescue which was developed internally by the Company.

The Company formed Medina Marine, Inc. as and wholly owned subsidiary of the company. Medina Marine was incorporated in the State of California on May 22, 2006 to produce Fire Rescue, Rescue and Recreational boats.

On June 18, 2008, the following agreements were entered into:

Fixed Asset Purchase Agreement

On June 18, 2008, the Company entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of the Company's restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites of Modena Sports Designs, LLC. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements of Modena Sports Designs, LLC.. Currently, Modena Sport Designs, LLC is working towards the audit of its financial statements.

Modena Sports was organized in the state of California and does business as Harbor Guard Boats. Modena Sports is involved in the manufacturing of fire and rescue boats. Modena Sports Design, LLC officially changed its name to Harbor Guard Boats, Inc. on January 15, 2009.

Mold Purchase Agreement

On June 18, 2008, the Company, MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above in exchange for 5,500,000 shares of the Company's restricted common stock. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design.

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008. It is management's opinion that the interim financial statements be read in conjunction with the April 30, 2008, Annual Report on Form 10-K. The disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

In the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2008, the report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

The Company's interim financial statements for the nine months ended January 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $108,365 for the nine months ended January 31, 2009, and an accumulated deficit of $2,988,708 as of January 31,2009. The Company also has a working capital deficiency of $617,917.

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

Cash And Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts. At January 31, 2009, the Company had $131 in cash or cash equivalents.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods and raw materials.

Property & Equipment

Capital assets consisting of Molds, tools and equipment is carried at cost. Depreciation of equipment is provided using the straight-line method over the estimated useful lives (5-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

NOTE 2. INVENTORY

As of January 31, 2009, inventory consisted of the following:

                                                             Cost
Parts
  Vortex hull & deck shells (2)                            $ 11,428
  Parts                                                       6,000
                                                         -------------
  Total Parts                                          $     17,428
                                                       --------------

Work-in-Progress
   21' Fire Rescue                                           12,603
                                                       ---------------
  Total Work-in-Progress                               $     12,603
                                                       --------------

Finished Goods
  15' Fire Rescue - Demo                               $     26,476
                                                       ---------------
  Total Finished Goods                                 $     26,476
                                                       ---------------

Total Inventory                                        $     56,507
                                                       =============


NOTE 3. FIXED ASSETS

At January 31, 2009, fixed assets consisted of the following:

         Fire Rescue Mold 12'                           $     7,817
         Fire Rescue Mold 15'                                66,778
         Fire Rescue Mold 21'                               268,535
         Office Equipment                                    20,740
         Tools                                               12,249
                                                         -----------
          Total                                             376,119
         Depreciation                                      (100,084)
                                                         -----------
         Net Fixed Assets                               $   276,035
                                                         ===========

NOTE 4. INVESTMENT

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

The Company invested $25,000 in Nexgen, Inc. for innovative fire protective equipment during the nine months ended January 31, 2009. We have revalued the investment and provided for impairment in the amount of $24,500.

NOTE 5. LINE OF CREDIT

At January 31, 2009, the Company has credit card with an available credit of $10,000, under which the Company may borrow on an unsecured basis with an interest rate of 16.99% with a payment due date on the 18th of every month. At January 31, 2009, the outstanding balance for this credit card was $8,378.

NOTE 6. NOTE PAYABLE

At January 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears an 8% interest repayable within 15 months or with an option to convert the amount of the note payable into the Company's common stock at $0.25 per share.

NOTE 7. RELATED PARTY BORROWINGS

At January 31, 2009, in exchange for unsecured,  8.5% promissory  notes,  due on
the  demand  the  following  individuals,   who  are  officers,   directors  and
shareholders of the Company loaned funds in the following amounts:

Daniel Medina, President & Director                            $109,199
Madhava Rao Mankal, Chief Financial Officer  & Director        $223,646
                                                               --------
Total                                                          $332,845
                                                               ========
At January 31, 2009, the Company had an unsecured note payable with Mr. Srikrishna Mankal, son of Mr. Madhava Rao Mankal, the director and Chief Financial Officer of the Company, for consulting services in the amount of $50,000, which bears no interest.


NOTE 8. STOCKHOLDERS' DEFICIT:

There was no common stock issued during the nine months ended January 31, 2009.

During the nine months ended January 31, 2009, the Company committed to issuing 37,500 shares of its restricted common stock to its directors for services. These shares were valued at $675 and the Company has recognized a compensation expense of $675.

The company had issued 150,000 shares of common stock to a vendor in exchange for services totaling $30,000. The vendor had provided services totaling $6,000. The vendor has filed and will be unable to provide the specified services to the company in the future. The Company decided to retain the remaining common stock, valued at $24,000, as treasury stock.


NOTE 9. COMMITMENTS

Rental Leases

The  Company   rents  an  11,000   square-foot   manufacturing   facility  on  a
month-to-month basis at 255 S. Leland Norton Way, San Bernardino, CA 92408.

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of its restricted common stock. MGA Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena
Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements. Currently, Harbor Guard Boats, Inc. (Modena Sports Designs, LlC) is working towards the audit of its financial statements.


Modena Sports was organized in the state of California and does business as Harbor Guard Business. Modena Sports is involved in the manufacturing of fire and rescue boats. Modena Sports Design, LLC officially changed its name to Harbor Guard Boats, Inc. on January 15, 2009.


Mold Purchase Agreement

On June 18, 2008, Medina and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design in exchange for 5,500,000 shares of the Company's restricted common stock..

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

Fixed Asset Purchase Agreement

On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of Medina International Holdings, Inc. restricted common stock. MGA Grand owns a 95% equity interest in Modena Sports and Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names for the websites Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements of Modena Sports Design, LLC. Currently, Modena Sport Designs, LLC is working towards the audit of its financial statements.


Modena Sports was organized in the state of California and does business as Harbor Guard Business. Modena Sports is involved in the manufacturing of fire and rescue boats. Modena Sports Design, LLC officially changed its name to Harbor Guard Boats, Inc. on January 15, 2009.

Mold Purchase Agreement

On June 18, 2008, the Company and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design in exchange for 5,500,000 shares of the Company's restricted common stock..

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

Our President and Chief Financial Officer have been engaged on full time to work with Harbor Guard Boats, Inc. (previously known as Modena Sport Design, LLC).

Our securities are currently not liquid. There are no market makers in our securities and it is not anticipated that any market will develop for our securities.

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended January 31, 2009 Compared To The Same Period Ended January 31, 2008.

The Company recognized $42,320 revenues by sale of used boat during the three months ended January 31, 2009. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended January 31, 2009, operating expenses were $45,919 compared to $261,358 in the three months ended January 31, 2008. The $215,439 decrease was due to a decrease in Stock compensation by $225,338. Company provided $42,829 towards depreciation of molds.

Interest expense for the three months ended January 31, 2009 and 2008 were $8,164 and $9,967, respectively.

During the three months ended January 31, 2009, the Company recognized a net loss of $27,314 compared to a net loss of $271,055 during the three months ended January 31, 2008. The decrease of $243,741 was due mostly to the decrease in stock compensation expense, as discussed above.

Results Of Operations For The Nine Month Period Ended January 31, 2009 Compared To The Same Period Ended January 31, 2008

The Company recognized $42,320 revenue from demo boat sale during the nine months ended January 31, 2009. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the nine months ended January 31, 2009, operating expenses were $109,420 compared to $1,093,629 in the nine months ended January 31, 2008. The $984,209 decrease was due to a decrease stock compensation for services by $894,591, and commission expenses by $26,510. Company provided $42,829 towards depreciation of molds.

Interest expense for the nine months ended January 31, 2009 and 2008 were $25,804 and $25,226, respectively.

During the nine months ended January 31, 2009, the Company recognized a net loss of $108,365 compared to a net loss of $1,013,049 during the nine months ended January 31, 2008. The decrease of $908,684 was due mostly to the decrease in marketing, travel, stock compensation, commission and consulting expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009, we had total current assets of $ 56,638, consisting of $131 in cash and $56,507 in inventory. At January 31, 2009, we had total current liabilities of $674,555. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time. At January 31, 2009, the Company had a working capital deficit of $617,917.

During the nine months ended January 31, 2009, the Company used $15,099 in its operating activities. During the nine months ended January 31, 2009, the Company recognized a net loss of $108,365, which was reconciled for non-cash items of $675 in non-cash consulting expenses and $42,829 in depreciation expense. During the nine months ended January 31, 2008, the Company used cash of $7,684 from its operational activities. During the nine months ended January 31, 2008, the Company recognized a net loss of $1,013,049, which was reconciled for non-cash items of $911,766 in non-cash consulting expenses, a $2,000 loss on the settlement of debt and $42,939 in depreciation expense.

During the nine months ended January 31, 2009, the Company used $138 in its investment activities. During the nine months ended January 31, 2008, the Company used $47,476 in its investment activities. The in-house manufactured molds for our boat models were all completed during the year ended April 30, 2008. The Company is using its molds to create products and extensively market its products around the world. We have sold three boats so far. We have recognized depreciation in the first year of operation. Management is of the view that the molds are still valuable and has the ability to generate revenue in the near future.

The Company received $15,367 from financing activities during nine months ended January 31, 2009. Financing activities during the nine months ended January 31, 2009, included $24,213 receipts from related parties. During the nine months ended January 31, 2009, the Company made payments totaling $8,778 on outstanding line of credit of the Company.

During the nine months ended January 31, 2008, the Company received cash of $50,049 from its financing activities. The Company received $16,000 from the issuance of its common stock, $5,000 from notes payable and $39,802 in loans from related parties. During the nine months ended January 31, 2008, the Company paid $11,773 on its outstanding lines of credits.

During the quarter ended July 31, 2008, the Company made an initial $25,000 of a $125,000 investment in Nexgen, as part of an agreement to obtain a License of the Fire Protective Equipment from Nexgen. As part of the agreement, the Company has committed to pay the remaining balance of $100,000 in exchange for 55% shares in a new company to be formed, as part of the agreement. We have revalued the investment and provided for impairment in the amount of $24,500.

The company had issued 150,000 shares of common stock to a vendor in exchange for services totaling $30,000. The vendor had provided services totaling $6,000. The vendor has filed and will be unable to provide the specified services to the company in the future. The Company decided to retain the remaining common stock, valued at $24,000, as treasury stock.

To the extent our operations are not sufficient to fund our capital requirements; we may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, we do not have a revolving loan agreement with any financial institution nor can we provide any assurance that we will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2009 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

                NONE

ITEM 2.  CHANGES IN SECURITIES -

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -


                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                NONE

ITEM 5.  OTHER INFORMATION -

We note that any filings subsequent to the date of revocation will be reviewed by Ron Chadwick, PC and that any filings, including our financial statements for the fiscal year ended April 30, 2007, will be audited by Ron Chadwick, PC.

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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: March 23, 2009                         By: /s/ Daniel Medina
                                                    ----------------------------
                                                        Daniel Medina,
                                                        President


Dated: March 23, 2009                         By: /s/ Madhava Rao Mankal
                                                   -----------------------------
                                                       Madhava Rao Mankal,
                                                       Chief Financial Officer