Form 10-K
period 2009-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2009-10-22
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2009

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

                    2051 Placentia Ave., Costa Mesa, CA 92627
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (909) 522-4414
                                                            --------------

Title of each class registered              Name of each exchange
                                             on which registered
----------------------------------          ------------------------
         Not Applicable                         Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------

                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

--------------------------------------------------------------------------------
Large accelerated filer    [___]         Accelerated filer     [___]
--------------------------------------------------------------------------------
Non-accelerated filer      [___]         Smaller reporting company [_X_]
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant does not have an aggregate market value, since the common stock of the registrant does not trade on any market, at the time of this filing.

There were 35,560,091 shares outstanding of the registrant's Common Stock as of October 19, 2009.

State issuer's revenues for its most recent fiscal year: $0. There were 35,560,091 shares of the Registrant's common stock outstanding as of October 19, 2009. The aggregate market value of the 35,560,091 shares of common stock held by non-affiliates of the Registrant is approximately $2,133,606 based on the closing market price of $0.06 per share on October 19, 2009.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


Transitional Small Business Disclosure Yes [ ] No [X]

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                        2009 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


   ITEM          DESCRIPTION                                                           PAGE
---------
                                    PART I.

ITEM 1.          DESCRIPTION OF BUSINESS                                                   1

ITEM 2.          DESCRIPTION OF PROPERTY                                                  18

ITEM 3.          LEGAL PROCEEDINGS                                                        18

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      18

                                    PART II.

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    19

ITEM 6.          SELECTED FINANCIAL DATA                                                  20

ITEM 7.          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                                            20

ITEM 8.          FINANCIAL STATEMENTS                                                     30

ITEM 9           CHANGES IN  ACCOUNTANTS  AND  DISAGREEMENTS  ON ACCOUNTING  AND
                 FINANCIAL DISCLOSURE                                                     30

ITEM 9a          CONTROLS AND PROCEDURES                                                  30

ITEM 9(A)T.      INTERNAL CONTROLS AND PROCEDURES                                         31

                                   PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
                 SECTION 16(A)                                                            32

ITEM 11.         EXECUTIVE COMPENSATION                                                   36

ITEM 12.         SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND   41
                 RELATED STOCKHOLDER MATTERS.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                          41

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES                                   42

                                    PART IV.

ITEM 15.         EXHIBITS                                                                 43

SIGNATURE                                                                                 44




                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Medina International Holdings, Inc., ("Medina" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors and raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Mission Statement

Medina International Holdings' mission is to be the most successful company in the world at delivering the best products and services to aid organizations and personnel who risk their lives to save others. We will meet customer expectations with high quality products at competitive prices and provide premium customer support. We will strive to produce and operate in an environmentally friendly manner, continually improving our environmental footprint. We seek to provide healthy financial rewards for investors, while gaining long-term relationships with business partners and the community. Our employees will be provided with ample opportunities for growth and enrichment. We intend to conduct business with honesty, integrity, openness, and fairness.

Company History

Medina International Holdings, Inc. ("Medina," "we," "us," "Company") was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2004, the Company changed its name to Medina International Holdings, Inc. Our corporate offices are located at 2051 Placentia Ave, Costa Mesa, CA 92627 and our telephone number is (909) 522-4414.

Medina International Holdings, Inc., a publicly traded holding company, manufactures high quality and innovative products and services to assist emergency and defense organizations and personnel. The products are manufactured under the Company's two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. The Company's securities are traded on Pink Sheets (Over-the-Counter) under the symbol, "MIHI."

In 2004, after the change of our management, the board and shareholders approved the name change to Medina International Holdings, Inc. At the time, Messrs. Daniel F. Medina and Mr. Madhava Rao Mankal were appointed as the President and Chief Financial Officer, respectively, and were also appointed as directors of the Company. Since these organizational restructurings, we have pursued a business plan that focuses on the manufacturing of watercraft for rescue operations, as well as recreational use.

Prior to the organizational restructuring, we intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming. We were unsuccessful in our attempt to enter the low power television business.

In 2006, Medina Marine, Inc. was formed in the State of California, in May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing the watercrafts, while the Company would be designated as a publicly traded holding company. Medina Marine ("MM") designs, manufactures, and markets innovative and practical aluminum boats ranging from 12' to 37', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. In addition, Medina Marine also manufactures and markets two models of patented recreational watercrafts.

Medina Marine had sold two watercrafts (fiberglass material), one in the United States and one abroad, when the Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the company on June 18, 2008. Modena Sports Design, LLC was incorporated in the State of California in 2003 to produce Fire Rescue, Rescue and Recreational boats. Modena Sports Design, LLC changed its name on January 7, 2009 to Harbor Guard Boats, Inc. Harbor Guard Boats has sold 21 watercrafts domestically and internationally since its inception. Harbor Guard Boats has eight (8) models of commercial watercrafts, ranging from 12' to 37' in length. The revenue of Harbor Guard Boats, Inc. from inception up to the acquisition date will not be reflected on the consolidated financial statements of Medina International Holdings, Inc.

Harbor Guard Boats ("HGB") designs, manufactures, and markets high-performance, hand-laid fiberglass, commercial boats ranging from 12' to 37', utilized by fire, search & rescue, emergency, patrol, military and defense organizations. These watercrafts combine innovative designs with power, safety, handling and stability to create superior products designed to protect and save lives.

The    Company's     securities    have    been    traded    thinly    on    the
Over-the-Counter-Bulletin-Board Market since September 2007. From April of 2009, the Company's securities have been traded thinly on the Pink Sheets Market.

The Company owns the rights to the following websites:

www.medinaih.com
www.medinainternationalholdings.com
www.medinamarine.com
www.harborguardboats.com

You can access the latest videos of our products using the following links:

http://www.youtube.com/medinamarine
http://www.youtube.com/hgboats

Our Company operates under the following exclusive licenses:


Patent No.               Inventor                Date
----------------------------------------------------------
U.S. 6,620,003          Albert Mardikian        9/16/2003
U.S. 7,004,101          Albert Mardikian        2/28/2006
U.S. 6,343,964          Albert Mardikian        2/5/2002
U.S. 6,168,481          Albert Mardikian        1/2/2001
----------------------------------------------------------

Agreements

On June 18, 2008 the following agreements were entered:

       Fixed Asset Purchase Agreement On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of its restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mr. Albert Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names currently under Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction will be completed upon the delivery of audited financial statements.

       Mold Purchase Agreement On June 18, 2008, Medina and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. The Mold Purchase Agreement allows for the purchase of certain molds and tools from MGS Grand and Mardikian Design in exchange for additional 5,500,000 shares of its restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mr. Albert Mardikian owns the remaining 5% equity interest.

         License Agreement This agreement is entered into on 18th day of June, 2008. License agreement grants license to licensee the exclusive right to use and enjoy the benefits of the Patent and design rights associated with the patent for a period of 15 years. License agreement provides for the following as compensation.

     a) 2% for Patented Designs with or without Patented Fire Pump technology used in the Company's production.

     b) 1% for Patented Pump Technology used in designs other than Mr. Mardikian's or his Associates.

     c) 1% for using Patents in any of our distributor or associated companies products.

     d)   Medina agrees to pay $1,000,000 to MGS as under:

 $200k in 2 months minimum and 3 months maximum, and balance $800K will be released at the rate of 10% of each boat sale until the complete debt of balance $800K is paid off.

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

         3. In June 2006, we signed a license agreement ("15' Rescue Design License") with Mr. Mardikian to use his design for the manufacturing of our 15' Rescue boats. The 15' Rescue Design License has a term of 5 years and provides an option to renew by the Company, as long as we are not in default of any of the terms of the 15' Rescue Design License. The 15' Rescue Design License grants us a non-exclusive right to use the design of the 15' Rescue boat throughout the world. The 15' Rescue Design License provides for a royalty payment equal to 2% of the gross sales, less sales return for the period of 5 years. The 15' Rescue Design License provides for a minimum $100.00 monthly payment.

All of the licenses referenced above are with Mr. Albert Mardikian, CEO of Harbor Guard Boats, Inc. and shall be treated separately and not as one license agreement.

Product Description

Medina International Holdings, Inc. manufactures commercial and recreational watercrafts under its two wholly owned subsidiaries, Medina Marine and Harbor Guard Boats. MIHI's commercial products are utilized by fire, search & rescue, patrol, emergency, military and defense departments, while the recreational products are targeted towards leisure and sports inclined individuals.


         The Company's products combine power, safety, handling and stability in rough water along with high-speed performance. Boats already in use are getting international praise and recognition for the powerful rescue tool they have become to America's municipalities. The innovative patents, and patents-pending licensed by the company, give our boats eye-catching visual market retention and a competitive advantage in the boating industry, homeland security and defense in the United States and abroad.

         Commercial Boats - The Company currently has eight (8) commercial watercraft models, ranging from 12' to 37' in length.

12' Interceptor (Rescue Only) - With a patented V-hull, the 12' rescue boat is designed to keep stability and quick-response in mind while serving to protect the waterways. With a powerful jet engine, this watercraft can reach speed of up to 50 mph. In addition, our 12' rescue boat can pick-up speed from a standstill and can be stopped from high power movement within a matter of seconds. This light-weight vessel can accommodate up to 4 people at a time, including multiple containment area for patients.

15' Interceptor (Rescue and Fire Rescue) - With a patented V-hull, the 15' rescue boat is designed to keep stability and quick-response in mind while serving to protect the waterways. With a powerful jet engine, this watercraft can reach speed of up to 50 mph. In addition, our 15' rescue boat can pick-up speed from a standstill and can be stopped from high power movement within a matter of seconds. This light-weight vessel can accommodate up to 6 people at a time, including multiple containment area for patients.

The 15' Fire Rescue model offers a patented water pump, in addition to all the features mentioned in the 15' Rescue model, draws water from underneath the boat and sprays at 750 GPM.

21' Rescue and Fire Rescue- The Company is currently in the process of completing a prototype model of the 21' Fire Rescue model for testing.

This particular boat is 21 feet in length and has a CAT bottom hull for additional stability. Our 21' rescue model comes with five medical compartments, storage space for spine boards, and dive area in the front and back of the watercrafts. This watercraft is designed to hold a powerful engine and can accommodate three crew members and four patients at one time.

The Company's 21' Fire Rescue model offers an additional feature compared to the 21' Rescue boat. It includes patented water pump draws water from underneath the boat and sprays at 750 GPM.

The Firehawk Defender is a quick response solution, strictly designed and built to save lives in marine emergencies and security situations. These watercrafts have hulls with dual closed cell foam filled cavities and self bailing deck.

Firehawk Model comes in 18', 24'/26', 28', 30'and 37' in length.

Firehawk Defender 18 - Patented - Dual 7' collapsible dive platform doors. These doors are manually controlled. The doors (foam filled) float on the waterline when completely lowered providing multiple patient access in a rescue situation. These doors also provide a flat waterline platform for dive exercises and rescue basket area for easier helicopter attachment and removal. When both Port and Starboard doors are lowered these also provide additional boat stability in heavy seas.

The Outboard Firehawk (Fire model) also provides a 1200 GPM fire pump and bow mounted monitor for fire suppression (water and foam) and "pump out" capabilities. The below deck fire pump is directly plumbed through the keel (Patented). The pump is always primed and can supply water with a turn of a key for the fire pump engine.

The Twin Jet Drive Firehawk allows water to be diverted from one of the jet drives to provide 1200 GPM. This system avoids the cost of the separate Hale pump and engine. The deck is also self bailing with the open transom and side dive door design allowing water to escape from the deck quickly.

This watercraft's hull design creates a minimal wake designed for high speed pursuit in "no wake" areas as well as rescue situations in heavy seas.

Firehawk Defender 24'/26' - Patented - Dual 8' collapsible dive platform doors. These doors are hydraulically controlled from the drivers' helm with a manual override. The doors (foam filled) float on the waterline when completely lowered providing multiple patient access in a rescue situation. These doors also provide a flat waterline platform for dive exercises and rescue basket area for easier helicopter attachment and removal.

When both Port and Starboard doors are lowered these also provide additional boat stability in heavy seas.

The FIREHAWK (Fire model) also provides a 1200 GPM Hale fire pump and bow mounted Elkhart monitor for fire suppression (water and foam) and "pump out" capabilities. The below deck fire pump is directly plumbed through the keel (Patented). The pump is always primed and can supply water with a turn of a key for the fire pump engine.

The Twin Jet Drive Firehawk can utilize one of the jet drives to divert water for fire suppression. This system also provides 1200 GPM. With either fire suppression system there is always full maneuverability of the boat will pumping. The deck is also self bailing with the open transom design and with the side dive doors allowing water to escape from the deck.

Firehawk Defender 28 - Patented - Dual 8' collapsible dive platform doors. These doors are hydraulically controlled from the drivers' helm with a manual override. The doors (foam filled) float on the waterline when completely lowered providing multiple patient access in a rescue situation. These doors also provide a flat waterline platform for dive exercises and rescue basket area for easier helicopter attachment and removal.

When both Port and Starboard doors are lowered these also provide additional boat stability in heavy seas.

Patented Multi Function Combo Drive System (MCD) - This system is configured with twin 4-stroke Outboards and a single V8 Mercruiser Inboard / Jet drive. This system offers the best of worlds, performance of Twin 4 stroke outboards and the shallow water capability and safety of using a jet drive during a rescue situation (no moving props!) The Jet also serves a dual purpose by not only helping with propulsion, but also acting as an approximately 2000 GPM fire pump. Water is diverted from the jet drive to 1 or 2 monitors. From 1 monitor pressure is approximately 145 psi, from 2 monitors -125 psi.

Boat can maneuver with just the Twin Outboards with top speeds around 64 mph, with just the single jet for speeds around 45 mph, or with all 3 drives for speeds around 70 mph. The deck is also self bailing with the open transom design and with the side dive doors allowing water to escape from the deck.

Firehawk Defender 30 - Patented - Dual 8' collapsible dive platform doors. These doors are hydraulically controlled from the drivers' helm with a manual override. The doors (foam filled) float on the waterline when completely lowered providing multiple patient access in a rescue situation. These doors also provide a flat waterline platform for dive exercises and rescue basket area for easier helicopter attachment and removal. When both Port and Starboard doors are lowered these also provide additional boat stability in heavy seas.

The Firehawk (Fire model) also provides up to 3000 GPM fire pump and Twin bow monitors for fire suppression (water and foam) and "pump out" capabilities. The below deck fire pump is directly plumbed through the keel (Patented). The pump is always primed and can supply water with a turn of a key for the fire pump engine.

The deck is also self bailing with the open transom design and with the side dive door opening acting as 8' deck drains allowing any water to escape from the deck. The Enclosed Pilot House design also allows for added protection and heat and AC in foul weather and extreme sea conditions.

Firehawk Defender 37- Patented - Dual 8' collapsible dive platform doors. These doors are hydraulically controlled from the drivers' helm with a manual override. The doors (foam filled) float on the waterline when completely lowered providing multiple patient access in a rescue situation. These doors also provide a flat waterline platform for dive exercises and rescue basket area for easier helicopter attachment and removal. When both Port and Starboard doors are lowered these also provide additional boat stability in heavy seas.

The Firehawk (Fire model) also provides up to 3000 GPM fire pump and Twin bow monitors for fire suppression (water and foam) and "pump out" capabilities. The below deck fire pump is directly plumbed through the keel (Patented). The pump is always primed and can supply water with a turn of a key for the fire pump engine.

The deck is also self bailing with the open transom design and with the side dive door opening acting as 8' deck drains allowing any water to escape from the deck. The Enclosed Pilot House design also allows for added protection and heat and AC in foul weather and extreme sea conditions.

         Recreational Boats The Company has acquired the license to manufacture and sell 22' Vortex and metricconverterProductID30'30' Modena recreational boats. Company has made arrangements to get the manufacture of hull and deck for 22' vortex in Dalian China. Also, we have the Mold for 30' Modena. There is a great demand for the recreational sports models.

Vortex -This patented watercraft is 22' long and reaches speeds of up to 60 MPH. The boat embraces a blend of the latest technology and can seat up to 7 passengers. The Vortex also includes a V-birth cabin that can seat up to two people.

Modena 30' - This watercraft is 30' long and reaches speeds of up to 60 MPH. The boat embraces a blend of the latest technology and can seat up to 12 passengers. The Modena also includes a V-birth cabin that can seat up to 4 persons. Modena comes with Open and Closed Bowl Technology combined as one unit.

Our watercraft products are made out of fiberglass materials. We are using fiberglass to build our watercraft products in order to provide durability and enhance the speeds that the watercraft need to be able to obtain while holding their maximum capacity. In addition, the use of fiberglass means that any repairs or damage to the interior or exterior of the craft can be easily repaired. The boats incorporate an enclosed platform in their designs, which prevents the boats from flooding and therefore provides a greater stability.

Medina Marine, Inc., in May of 2009, decided to pursue the manufacturing and marketing of watercraft products utilizing aluminum materials.

All of our watercrafts either use jet propulsion, I/O and Out Boards for their power. The use of jet engines allows the watercraft to operate in waters with depths of less than 10 feet of water. In addition, the jet engines provide a greater safety to the rescuers and those being rescued. Our jet propulsion watercrafts allow the crew members to get extremely close to the victims without worry of causing further injury to those being rescued. The use of I/O and Outboard engines are installed mainly in 24' and up models. In addition, some of our models are designed to accommodate multiple or mixture of the above mentioned engine types, taking into consideration safety and agility.

The water pump used in these designs uses water retrieved from the bottom of the boat and sprays water at 750-3000 gallons per minute, without compromising the stability of the craft. MED System allows the water intake to be diverted to water pump for spraying. Both of these systems are patented.

This innovation in fire rescue/rescue watercraft design will allow us to market these boats to both fire departments and rescue departments.

CURRENT OPERATIONS

Our operations focused, up to April of 2008, on building of 15' and 21' watercraft molds. In July, we acquired Harbor Guard Boats, Inc. (formerly Modena Sport Designs, LLC). We have manufactured and sold 11 watercrafts since the acquisition with total revenues of $1,252,179. We design, manufacture, test, deliver, and support from a rented facility in Costa Mesa, California. We also store molds for the 21' watercraft in San Bernardino International Airport, San Bernardino, California.

COMPETITION

Our products compete with those companies that are already established in the industry. Our competition may have established dealerships around the United States and other parts of the world, which may give them an advantage over our company. In addition, our competition may have good relations with the government and its personnel and a proven track record, which may adversely affect our sales effort. An established competition to our company may have resources and man power to expand into other cities and countries and offer their products at lower prices.

We believe that the use of the jet propulsion, I/O, and Outboard engines and the innovations in our designs provide greater stability, will provide us with an advantage over our current competition. Our competitors build similar rescue watercraft, though they may use different materials in the construction of their products, such as inflatable, metal, and aluminum materials.

There is greater competition for our 22' Vortex and Modena 30' boats, than for our rescue and fire rescue watercrafts. The recreational industry is larger than the fire and rescue industry and our competition in this industry have an established clientele and may have far greater resources than we have at this time. We believe that our design of the Vortex and Modena will provide us an advantage over our established and larger competitors.

Sales and Marketing

Units Sold for the year ended April 30, 2009
--------------------------------------------------
Department Type         No. Sold        Percentage
--------------------------------------------------
Fire Department         3               33%
Organization*           1               11%
Emergency               1               11%
Police                  3               33%
Homeland Security       1               11%
                        -------------------
Total                   9              100%
--------------------------------------------------
* - Volunteer Fire Department

Harbor Guard Boats, Inc. has sold 21 watercrafts since 2005 and Medina Marine, Inc. has sold 3 watercrafts since 2004 for combined total of 24 watercrafts to various domestic and international rescue and fire departments. However, the revenue of Harbor Guard Boats, Inc. from inception up to the acquisition date will not be reflected on the consolidated financial statements of Medina International Holdings, Inc.

The Company has begun aggressively marketing its products throughout the United States and around the world. By working with independent sales agents, the Company has been able to expand its reach into agencies worldwide that are looking for watercrafts for search & rescue, defense, and emergency purposes.

The types of water bodies in which MIHI's products are currently utilized are lakes, seas/oceans, and rivers. MIHI's products are currently utilized in lakes, at 56% of total units sold, while products sold to be utilized in seas/oceans are 33% of total units sold. Products sold to be used in rivers are 11% of total units sold.

Our watercrafts are sold to various departments, such as Fire, Police, Defense, Emergency, and Volunteer Fire Departments. Most of our sales have come from Fire Department in the United States and abroad; however, there is an increasing potential for sales opportunities in other departments as well.

The table below presents the number of units sold, and their respective percentages, in each region. Regions are divided into Eastern United States (including Midwest), Western United States, and International. Eastern U.S. provided more than 2/3 of total units sold for the Company. Our Company seeks to constantly expand dealers in the U.S. and around the world. Currently we have dealers in United States to represent the following states: Michigan, Wisconsin, Illinois, South Carolina, North Carolina, Georgia, New York, New Jersey, Puerto Rico and Connecticut.

Units Sold for the year ended April 30, 2009
--------------------------------------------------
Regional Sales          No. Sold        Percentage
--------------------------------------------------
Eastern U.S.                   7        78%
Western U.S.                   1        11%
International                  1        11%
--------------------------------------------------
Total                          9        100%

In  addition,   we  have   established   dealer   relations  in  the   following
countries/region: Caribbean, Canada, India, Middle East, Turkey, and South America.

The Company's commercial boat marketing strategy includes displaying and demonstrating at regional, national and international shows throughout the United States, and advertising its products in industry magazines and on the Internet.

ITEM 1A. RISK FACTORS

The ownership of the Company's securities involves certain risk factors, including without limitation, lack of liquidity, various conflicts of interest, and economic and market risks. An investment in the Company's common stock involves a number of risks. The risks discussed in this document could materially and/or adversely affect our business, financial condition and results of operations and cause the trading price of our common stock to decline significantly.

Prospective investors should carefully consider the following:

Risks in Equity

Investors should be aware of the risks in the market for Penny Stocks and the possibilities of fraud and abuse.

Stockholders should be aware that, according to SEC, the market for Penny Stocks has suffered, in recent years, from patterns of fraud and abuse. Such patterns include, but not limited to:

               a) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

               b) manipulation of prices through prearranged matching of purchasers and sales and false and misleading press releases;

               c)   "boiler  room"  practices   involving   high-pressure  sales
                    tactics and unrealistic price projections by inexperienced sales persons;

               d) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

               e) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the Penny Stock market. The company will not be able to control any of such patterns.

We expect our stock price to be volatile which could cause a complete loss of investment to purchasers of our stock.

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including the following:

               a)   our   historical  and   anticipated   quarterly  and  annual
                    operating results;

               b) announcements of new products or services by us or our competitors or new competing technologies;

               c) investors' perceptions of us and investments relating to the watercraft and/or defense industry;

               d)   developments in the watercrafts and/or defense industry;

               e)   technological innovations;

               f)   failure to diversify;

               g) changes in pricing made by us, our competitors or providers of alternative/substitute services;

               h)   the addition or loss of business customers;

               i) variations between our actual results and analyst and investor expectations;

               j)   condition  or  trends  in  the  boat   industry,   including
                    regulatory developments;

               k) announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

               l)   additions or departures of key personnel; and

               m)   general market and economic conditions.

               In addition, in recent years the stock market in general, and the Pink Sheets (over-the-counter) market, in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These markets and industry factors may materially adversely affect our stock price, regardless of our operating performance.

         The stock market, from time-to time, has experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similar companies. These broad market fluctuations may adversely affect the market price of the company's common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has been instituted. There can be no assurance that such litigation will not occur in the future with respect to the company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the company's business, results of operations, and financial condition.

         In the past, the trading price of the company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of may 31, 2009, we had 35,560,091 shares of common stock outstanding, of which 12 million is or will be freely tradable, other than restrictions imposed upon our affiliates. An additional 12 million shares are subject to restrictions on trading, but will become freely tradable upon removal of the restrictions placed. The average daily trading volume of shares from January 2007 to present was approximately 1,400 shares. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

         Penny Stock reform act. In October 1990, congress enacted the "Penny Stock reform act of 1990" (the "90 act") to counter fraudulent practices common in Penny Stock transactions. Rule 3a51-1 of the exchange act defines "Penny Stock" as an equity security that is not among other things;

               a) a reported security (i.e., listed on certain national securities exchanges):

               b) a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange;

               c)   a security listed on Nasdaq;

               d) a security of an issuer that meets certain minimum financial requirements ("net tangible assets" in excess of $2,000,000 if the issuer has been continuously operating for less than three (3) years), or "average return" of at least $6,000,000 for the last three years; or

               e) a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the rule) of at least $5.00 per share.

         Under rule 3a51-1, the company's common stock falls within the definition of "Penny Stock." pursuant to the "90 act", broker-dealers, prior to effecting a transaction in a Penny Stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for Penny Stocks as well as specific information about the Penny Stock and the transaction involving the purchase and sale of that stock (e.g., price quotes and broker-dealer and associated person compensation). Subsequent to the transaction, the broker is required to deliver monthly or quarterly statements containing specific information about the Penny Stock. These added disclosure requirements will most likely negatively affect the ability of purchasers herein to sell their shares in the secondary market.

We will need to raise additional funds which could dilute the shares

We need to raise additional funds through public or private debt or equity financing to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute the investor's ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we will be unable to execute our business plan.

We may issue shares to raise capital or for services in the future at a price lower than that paid by current investors and such actions would be dilutive, even highly dilutive, of current outstanding shares, which would adversely affect market values

We will need to raise substantial additional capital and may issue shares for cash, services, or acquisitions at a price less than that paid by current owners, as needs arise. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if a market ever develops.

Our securities have been thinly traded on the Pink Sheets, which may not provide liquidity for our investors

Our securities are quoted on the Pink Sheets market. The Pink Sheets is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ stock market or other national and regional exchanges. Securities traded on the Pink Sheets are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to Nasdaq-listed securities, do not apply to securities quoted on the Pink Sheets. Quotes for stocks included on the Pink Sheets market are not listed in newspapers. Therefore, prices for securities traded solely on the Pink Sheets may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

Investors must contact a broker-dealer to trade Pink Sheets securities and as a result, investors may not be able to buy or sell our securities at the times that you may wish

Even though our securities are quoted on the Pink Sheets market, the Pink Sheets may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Pink Sheets, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

We currently have 45,560,091 shares of common stock outstanding as of August 12, 2009, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply exceeding demand.

In addition, sales of significant amounts of Restricted Shares held by Mr. Madhava Rao Mankal, CFO and director of the company and Mr. Daniel Medina, president and director of the company, who own a total of 22,344,000 shares of common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

Our operating results in future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, and this could affect our market price

Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of the company's control. These factors include many of which are discussed in other risk factors; such as low revenues, competition, failure to approve products proposed, lack of additional capital, management changes, and intellectual property infringement claims to extremely high operating costs. If our operating results are negatively affected by any of these factors, our operating results in future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, any trading price of our common stock would decline.

Risks in General Operations

We rely upon licenses in the manufacturing of our boats

We manufacture our boats under various licenses; the loss of any could impair our business. Mr. Albert Mardikian, Chief Executive Officer of Harbor Guard Boats, Inc., holds the patents on the designs we use to build our products. If we breach the license agreement, it may seriously impair our ability to manufacture the boats and we may not be able to successfully implement our business plan. Each license is for a certain period of time. If Mr. Mardikian is unwilling to renew the licenses, it may seriously impair our ability to manufacture the boats and we may not be able to successfully implement our business plan.

We rely on proprietary designs and rights and if we have to litigate those rights, our expenses could substantially increase

Our intellectual property is important to our business. We rely on a combination of license rights, trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. Our success and ability to compete depends, in part, on the protection of our designs and technology. In addition, our technology could infringe on patents or proprietary rights of others. We have not undertaken or conducted any comprehensive patent infringement searches or studies. If a third party holds any conflicting rights, we may be required to stop making, using or selling our products or to obtain licenses from and pay royalties to others. Further, in such event, we may not be able to obtain or maintain any such licenses on acceptable terms, if at all. We may need to engage in future litigation to enforce intellectual property rights or the rights of customers, to protect trade secrets or to determine the validity and scope of proprietary rights of others, including customers. This litigation could result in substantial costs and diversion of resources and could materially adversely affect our results of operations.

We depend on our suppliers and if we cannot obtain certain components for our products, we might have to develop alternative designs that could increase our costs.

We depend upon a number of suppliers for components in manufacturing our boats. There is an inherent risk that certain components will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct the process we use to build the hulls, which management believes would take a minimum of one year. We may not be able to manufacture any boats for a period of time, which could materially adversely affect our business, through the results of our operations, and our financial condition.

In addition, if a change in the manufacturer of a key component is required, qualification of a new supplier may result in delays and additional expenses in meeting customer demand for products.

We have a limited operating history and may never achieve or sustain profitable operations.

We have generated $1,252,179 in revenues from inception to date from our operations. Our ability to successfully commercialize our products will depend on, among other things, our ability to manufacture and sell our products and the relative cost to the customer of our product as compared to alternative competitive products. As a result, we may never achieve or sustain profitable operations.

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

The company has incurred losses since our inception and expects to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net losses of $1,768,434 for the year ended April 30, 2009. At April 30, 2009, we had an accumulated deficit of $4,698,284.

The impact of market fluctuations in money markets, financial stability and financing costs could adversely affect our profitability.

Most of our expenses and capital spending are transacted in the U.S. dollars. The company's exposure to market risk for changes in interest rates relate primarily to the company's cash and cash equivalent balances, marketable securities, investment in sales-type leases, and loan agreements. The majority of the company's investments may be in short-term instruments and therefore subject to fluctuations in U.S. interest rates. Our financing arrangements will be periodically renewed and an increase in interest rates may result in higher interest charges to us. Due to the uncertain nature of such, we cannot provide assurance that this will not have a material adverse impact on our financial condition and results of operations.

Our independent accountants have issued a going concern opinion and if we do not generate enough cash from operations to sustain our business we may have to liquidate assets or curtail our operations.

The accompanying financial statements have been prepared assuming we will continue as a going concern. Conditions exists which raise substantial doubt about our ability to continue our business unless we are able to generate sufficient cash flows to meet our obligations and sustain our operations. In addition, we have limited working capital. We cannot provide assurance or guarantee that additional capital and/or debt financing will be available and to the extent required by us, or that if available, it will be on terms favorable or acceptable by us. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. This may be an indicator of our inability to continue in business which could cause loss of part or all of your investment.

We will need significant additional funds for operations and product marketing and development, which we may not be able to obtain

The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures necessary for us to provide products in our targeted markets. We may be unable to obtain any future equity or debt financing on acceptable terms or at all. A market downturn or general market uncertainty will adversely affect our ability to secure additional financing. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our new products or take other actions that could adversely affect our business, prospects, operating results and financial condition. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Our current capital resources have been expended and we need additional capital to continue expansion, which we may not be able to obtain, and it could impair or curtail operations.

Our current liabilities exceed our current assets by a significant amount, which could put stockholder/investors at serious risk of or loss of their investment.

The company, at April 30, 2009, had current liabilities of $3,593,014 and $450,223 in current assets. As of April 30, 2009, we have a working capital deficit of approximately $3,142,791. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

A segment of our business focuses on government agencies, limited number of potential customers, and if we cannot obtain government contracts, we may not earn revenues.

Obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations, varying significantly among agencies, with which we must comply. Government agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months.

We must comply with environmental regulations or we may have to pay expensive penalties or clean up costs

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

If we do not comply with government regulations, we may be unable to ship our products or may have to pay expensive fines or penalties

We are subject to regulation by United States governments (county, state, and federal governments, government agencies, etc.), and regulatory authorities from foreign nations. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our products and services, and generate revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

The economy can have an adverse affect on our company

We are susceptible to fluctuations in the economy. If fewer boats are purchased in response to general slowdowns in the economy, our business could be adversely affected. Sales of recreational boats generally fluctuate with the economy. Fluctuations in the market for recreational boats could cause fluctuations in our operating results and a decline in the growth of the recreational boats market and could have a material adverse effect on our business, financial condition, and results of operations.

Risks in sales/marketing

We are subject to substantial competition and we must continue to focus on product development to remain competitive.

We are subject to significant competition that could harm our ability to gain business and increase the pressure on prices on our products. We face competition from a variety of firms. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Competitors may attempt to independently develop similar designs or duplicate our products or designs. We or our competitors may intentionally or unintentionally infringe upon or misappropriate products or proprietary information. In the future, litigation may be necessary to enforce intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Any patent or patents sub-licensed to us relating to current or future products may be challenged, invalidated, or circumvented or the rights granted there under may not be held valid if subsequently challenged.

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

The boat and/or defense industry is very competitive, which may have an adverse affect on profits if sales fall short of our goals

The boat and/or defense industry is very competitive and competition is increasing in both the United States and abroad. We may not be able to compete successfully against either current or future competitors. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these companies may be able to develop and expand their market share more rapidly, adapt to changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products than we can. In addition, competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. If we are unable to successfully compete, we will be unable to achieve our business plan.

Commercialization   of  our   current   and  future   products   could  fail  if
implementation of our sales and marketing strategy is unsuccessful

A significant sales and marketing effort will be necessary in order to achieve the level of market awareness to realize profitability from sales of our current and future products. We currently have only limited sales and marketing experience, both in the United States and abroad, which may limit our ability to successfully develop and implement our sales and marketing strategy. We need to:

               a)   hire and train sales and marketing personnel;

               b)   manage geographically dispersed operations;

               c)   encourage customers to purchase products.

If we fail to successfully create and implement a sales and marketing strategy it could result in increased costs and net losses with resulting potential failure of the company.

         Success dependent on market acceptance. The company's success is dependent on the market acceptance of its products. Despite the increasing demand for commercial boats, the company's products represents an advanced approach to the industry, and market acceptance of the company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the company's products are established, the company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

Risks in management

We rely upon key employees to proceed with our business plans

The loss of our key employees could impair our ability to proceed with our business. Our success depends in significant part on the continued services of our key employees, including Mr. Daniel Medina, President and Director, Mr. Madhava Rao Mankal, Chief Financial Officer and Director, and Mr. Albert Mardikian, Chief Executive Officer of Harbor Guard Boats, Inc.

The primary business location the company operates may have an adverse effect on the company's performance

The company's corporate headquarters, final boat assembly, and quality control in a 5,000 sq. ft. facility located in Costa Mesa, California, strategically positioned near the Los Angeles and Long Beach Harbors, in addition to numerous marine related suppliers. In addition, the commercial boat business unit does prototyping and boat assembly at this location. This agreement is on a month-to-month basis. Management anticipates that this arrangement will be suitable for our needs for the foreseeable future. If we were to terminate or if the Costa Mesa arrangement was terminated, we would have to move our operations to another location which is feasible, cost effective, and has building codes that would allow for the manufacturing of our products.

We may be unable to obtain the additional capital required to expand our business. We may have to curtail our business if we cannot find adequate funding, resulting ultimately in business failure

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

               a)   shortfalls in anticipated revenues or increases in expenses;

               b)   the development of new services; or

               c) the expansions of our operations, including the recruitment of additional personnel.

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our existing stockholders.

Our principal officers and directors own 71.68% of our stock which, if voted in a block, will be a controlling interest and investors will have a limited voice in our management

Messrs. Daniel Medina, Albert Mardikian and Madhava Rao Mankal, officers and directors of the company, beneficially own approximately 71.68% of our outstanding common stock as of August 12, 2009. As a result, Messrs. Medina, Mardikian and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

         a) election of our board of directors;
         b) removal of any of our directors;
         c) amendment of our certificate of incorporation or bylaws; and
         d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of their ownership and positions with little additional support, Messrs. Medina, Mardikian and Mankal are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

         Conflicts of interest ---- the board of directors of Medina International Holdings, Inc. is subject to various conflicts of interest arising out of their relationship with the company. The officers and directors of the company will devote such time, as they deem necessary to the business and affairs of the company. Officers and directors of the company are required by law to deal fairly and in good faith with the company and they intend to do so. However, in any company, there are certain inherent conflicts between the officers and directors and the investors, which cannot be fully mitigated. Because the officers and directors will engage in activities independent of the company, some of these activities may conflict with those of the company. Thus, the officers and directors may be placed in the position where their decisions could favor their own activities or other activities with which they are associated over those of the company. Officers and directors of the company may engage in business separately from activities on behalf of the company or client entities for which the company also provides services to.


         Limitations on directors' and officers' liability. The Company's articles of incorporation provide, as permitted by governing Colorado law, that a director or officer of the company shall not be personally liable to the company, or its shareholders, for monetary damages for breach of his or her fiduciary duty of care as a director or officer, with certain exceptions. In addition, the company has agreed to indemnify its officers and directors to the fullest extent permitted by Colorado law. Such provisions may discourage stockholders from bringing a lawsuit against directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative
litigation   against   directors  and  officers  even  though  such  action,  if
successful, might otherwise have benefited the company's stockholders. In addition, a stockholder's investment in the company may be adversely affected to the extent that the company, pursuant to such provisions, pays costs of settlement and damage awards against the company's officers or directors.


Additional risks

The company is subject to many additional risks. The risks and uncertainties described above are not a comprehensive list. Additional risks and uncertainties not presently known or those that management does not currently deem material may also affect business operations.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company does not own any properties as of the year ended April 30, 2009.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2009, neither the Company nor any member of management was a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Pink Sheets (Over-the-Counter) market and the trading symbol is MIHI. The Company began trading on the Over-the-Counter-Bulletin-Board (OTCBB) in May 2006. As a result of non-timely filings of Annual and Quarterly reports, our stock began trading on the Pink Sheets in April of 2009. The Company has to file its reports on time for the next 4 consecutive quarters, in order to reinstate the Company onto the Bulletin Board.

As of the date of this report, the Company's common stock has been thinly traded. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in market. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                                High            Low
------------------------------------------------------------------------
Year ended April 30, 2009

First Quarter                                   $0.09           $0.03
Second Quarter                                  $0.07           $0.02
Third Quarter                                   $0.05           $0.02
Fourth Quarter                                  $0.05           $0.01
------------------------------------------------------------------------


                                                High            Low
------------------------------------------------------------------------
Year ended April 30, 2008

First Quarter                                   $1.30           $0.55
Second Quarter                                  $0.55           $0.20
Third Quarter                                   $0.20           $0.01
Fourth Quarter                                  $0.04           $0.01
------------------------------------------------------------------------


DIVIDEND POLICY

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue or sell any unregistered securities from May 1, 2008 to April 30, 2009

EXEMPTION FROM REGISTRATION CLAIMED. The sale, if any, by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The corporation, which purchased the unregistered securities, was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for two years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

                                               2009             2008
--------------------------------------------------------------------------------
Operating Results

Net Sales                                       $2,034,379      $  192,800
Cost of Goods Sold                               1,110,916         115,114
Gross Margin                                       (82,537)         77,686
General and Administrative expenses                489,653       1,059,346
Selling & marketing expenses                       169,889          47,946
Research and development expenditures              148,836               -
Other operating expenses                           822,009          68,500
Other income (expenses)                            (61,510)        (34,631)
Net Loss                                        (1,768,434)     (1,142,737)
--------------------------------------------------------------------------------
Balance Sheet

Total assets                                    $ (242,088)      $ 386,776
Total debt                                       3,593,014         887,038
Total Stockholders' equity                      (2,268,696)       (500,262)
--------------------------------------------------------------------------------
Cash Flows

Net cash used by operating activities           $ (242,088)     $  (96,576)
Net cash provided by investing activities           (3,586)        (33,489)
Net cash provided b financing activitie            282,250         124,929
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-K contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc.,""Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Report on this Form 10-K filed by the Company and any Current Reports on Form 8-K filed by the Company.

Overview

We are in the business of delivering products and services to aid organizations and personnel who risk their lives to save others. We design, manufacture, test, deliver, and support fire rescue, rescue, and patrol watercrafts (commercial) to increase the effectiveness and efficiency of the mission of our users. Our products are sold to fire, search & rescue, emergency, police, defense, and military departments in the United States and abroad. Our commercial watercrafts are sold to organizations dedicated to protecting its country and its citizens. Fire departments are our largest customers and we rely heavily on government funded departments to achieve sales and continue our operations.

In addition, we also manufacture two recreational watercrafts.

The Company owns the rights to the following websites:

www.medinaih.com
www.medinainternationalholdings.com
www.medinamarine.com
www.harborguardboats.com

You can access the latest videos of our products using the following links:

http://www.youtube.com/medinamarine
http://www.youtube.com/hgboats

Our Company operates under the following exclusive licenses:


--------------------------- -- ------------------ -------------
        Patent No.                 Inventor           Date
--------------------------- -- ------------------ -------------
      U.S. 6,620,003           Albert Mardikian    9/16/2003    Boat Having a Combination of Jets and Outboard Motors and/or
                                                                Extendable hydroplanes

      U.S. 7,004,101           Albert Mardikian    2/28/2006    Boat with Stabilizer Adapted to Serve as Loading Platform

      U.S. 6,343,964           Albert Mardikian     2/5/2002    Jet Boat with Improved Hull Design and Engine Placement

      U.S. 6,168,481           Albert Mardikian     1/2/2001    Jet Boat with Improved Hull Design and Engine Placement
--------------------------- -- ------------------ -------------


Key Challenges

We face numerous challenges to sustain operations. We have identified some of the challenges we continue to face:

a) Continuing to expand our customer base both domestically and internationally;

b) Continuing to meet or exceed customer's price expectations;

c) Continuing to build brand name both domestically and internationally;

d) Continuing to provide quality customer support;

e)  Competing  with  established  competitors;

f) Continuing the development of new products to bring to market; and

g) Reducing internal control weaknesses over financial reporting and disclosure.

The main uncertainty about our operations is whether we will continue to receive orders for our commercial products. Our potential customers rely on federal grants or other government budgets to receive funds to purchase equipment. Depending on the size of aid received, they purchase equipment(s) for their departments. The size of the aid received by these departments creates a demand for our product, in terms of price and features. The timing of the funds cannot be predicted for our prospective international customers. The size of the aid cannot be predicted; hence we will be unable to forecast our outlook for the coming fiscal year.

In July of 2008, we acquired Harbor Guard Boats, Inc. as our wholly owned subsidiary. Our management has recognized that our business was changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to meet these restructuring needs.

In addition, Our Company's accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels. We may incur costs as a result of our efforts to improve the accounting and financial systems.

Strategy

Our business strategy is to deliver products and services to aid organizations and personnel who risk their lives to save others. Our intent is to not only manufacture high quality watercrafts, but to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

a) Capitalize on the demand for commercial and recreational watercrafts;

b) Build long-term relationships with business partners and stakeholders while providing profitability for our investors;

c) Develop and expand strategic partnerships;

d) Identify new products and markets to meet changing customer requirements;

e) Retain and provide opportunities for growth for our employees;

Operating Revenues

Our sole source of revenue from our inception is attributable to our commercial watercrafts. Our company has sold 11 watercrafts, and earned revenues of $1,034,379 for the year ended April 30, 2009 as compared to $192,800 for the year ended April 30, 2008. Since most of our sales consist of commercial watercrafts, we do not anticipate offering discounts or other sales incentives. During the year ended April 30, 2008, we offered a discount of $16,700 as an incentive for our potential customer to purchase the Company's first watercraft.

Harbor Guard Boats, Inc. has sold 21 boats from its inception.



------------------------------------------------------- --------------------------------    --------------    -----------------
                                                          For the Years Ended April 30,     Dollar Change     Percent Change
                                                             2009            2008           2009 vs. 2008     2009 vs. 2008
------------------------------------------------------- --------------- ----------------    --------------    -----------------


Boat Sales, net                                         $1,003,426       $192,800             $810,626                 420%
Spare parts and logistics                                   30,953             --               30,953                  17%
------------------------------------------------------- --------------- ----------------    --------------    -----------------
                                                        $1,034,379       $192,800             $841,579                 437%


Operating Expenses

Operating Expenses consists of cost of goods sold, general and administrative expenses, selling expenses, and research and development expenses.

Cost of Goods Sold

Costs of goods sold are costs to produce our product and generally consists of direct materials, direct labor and production overhead.

                                       For the year ended April 30,
                                        2009                  2008
                                        --------------------------
Cost of goods sold                     $1,110,916           $115,114
Gross profit                              (76,537)            77,686
                                      --------------      -----------
Gross profit as a percentage of net sales  (7)%                   67%



General and Administrative Expenses

General and administrative expenses include, but not limited to:

a) Professional fees for legal, accounting, consulting, and development activities;

b)   Rental Expense (administrative portion only);

c)   Public company related expenditures;

d)   Stock compensation for services rendered to the Company;

e)   Compensation expenses; and

f)   Income taxes.

Selling Expenses

Selling expenses include:
a)       Commission paid for sales of our product;
b)       Traveling expenses related to sales;
c)       Freight expenses; and
d)       Marketing expenditures.

Research and Development Expenses

                                            For the year ended April 30,
                                            2009                  2008
                                            --------------------------
Research and development                     $148,836              $0
As a percentage of net sales                      14%               0%

Other Income (Expense)

Other Income (Expense) consists of:

a)       Interest income
b) Interest expense on notes payable, credit cards, line of credits, and shareholders' loans.

Results of Operations

The following tables present our results of operations for the two years ended April 30, 2009 and 2008, as well as the percentage changes from year to year.


--------------------------------------------- ------------- -- --------------    ----------------   ----------------------

                                                For the
                                               year ended
                                                 April
                                                  30,                             Dollar Change       Percentage Change
                                                  2009             2008           2009 vs. 2008         2009 vs. 2008
--------------------------------------------- ------------- -- --------------    ----------------   ----------------------


Sales, net                                   $1,034,379       $192,800         $ 841,579                    437%

Cost Of Goods Sold                            1,110,916        115,114           995,802                    865%
                                              -------------    --------------    ----------------   ----------------------

       Gross Profit                             (76,537)        77,686          (154,223)                  -199%
                                              -------------    --------------    ----------------   ----------------------

General and administrative expenses             489,653      1,059,346          (569,563)                  -54%
Selling and marketing expenses                  169,889         57,946           111,943                   193%

Research and development expenses               148,836              -           148,836                      -
Loss on Goodwill                                822,009              -           822,009                      -
Impairment loss on investment                         -         68,500           (68,500)                  -100%
       Loss from operations                  (1,706,924)    (1,108,106)         (598,818)                    54%

  Other income                                        -              -                 -                      -

  Interest expense                               61,510         34,631            26,879                     78%
       Net other income                         (61,510)       (34,631)          (26,879)                    78%

Loss before income tax (expense) benefit     (1,768,434)    (1,142,737)         (625,697)                    55%
       Income tax (expense) benefit                  -              -                 -                       -


Net Loss from Operations                    $(1,768,434)   $(1,142,737)        $(625,697)                    55%
                                          =============    ==============    ================   ======================



2009 Compared to 2008

Sales. The increase in sales for the year ended April 30, 2009 of $841,579, or 437%, was primarily due to sales of commercial watercrafts by Harbor Guard Boats, Inc., wholly owned subsidiary of the Company since July 18, 2008. Harbor Guard Boats sold 8 watercrafts during the year ended April 30, 2009. The Firehawk models (24'/26' and 28') were the highest selling models with 67% of the total dollar sales. Medina Marine, Inc., wholly owned subsidiary of the company, sold one (1) Interceptor 12' model for the year ended April 30, 2009. During the year ended April 30, 2008, we sold two (2) Interceptor 15' watercrafts for net dollar sales of $192,800. Since most of our sales consist of commercial watercrafts, we do not anticipate offering discounts or other sales incentives. During the year ended April 30, 2008, we offered a discount of $16,700 as an incentive for our customer to purchase the Company's first watercraft. Since our inception, we have not sold any recreational watercrafts.

Cost of goods sold. The increase in cost of goods sold for the year ended April 30, 2009 of $1,110,916, or 870%, was primarily due to the acquisition of Harbor Guard Boats, Inc., wholly owned subsidiary of the Company since July 18, 2008, and the increase in sales activity due to the acquisition. Our cost of goods sold comprise of direct material, direct labor, and production overhead. We include royalty payments, for the use of the patents, as part of the production overhead. Our royalty expense was $43,343 for year ended April 30, 2009 as compared to $2,629 for the year ended April 30, 2008. We estimated and accrued $33,000 of warranty reserve. Our warranty expense was $65,558 for year ended April 30, 2009 as compared to none for the year ended April 30, 2008.

General and Administrative


                                                For the Years Ended April 30,       Dollar Change    Percent Change
                                                     2009              2008          2009vs 2008     2009vs2008
                                                     --------------------------------------------------------------

General and Administrative                           489,653           1,059,346       $(575,693)        -54%


Selling and marketing expenses. The increase in selling expenses of $111,943, or 193%, during the year ended April 30, 2009 compared to the year ended April 30, 2008, was primarily due to the acquisition of Harbor Guard Boats, Inc. and its operating activities. Due to the higher unit sales of our products during the year ended April 30, 2009, we incurred $101,624 in commission expenses as compared to $26,510 during the year ended April 30, 2008.




Selling and Marketing Expenses                       For the Years Ended April 30,      Dollar Change   Percent Change
                                                     2009              2008                2009vs 2008    2009vs2008
                                                     ----------------------------------------------------------------

Selling and Marketing Expenses                       $169,889          $57,946            $111,943          193%


Depreciation and amortization expenses. The increase in depreciation and amortization expenses of $83,665, or 143%, was primarily due to the increase in molds and machinery and equipment acquired, totaling $698,178, from the acquisition of Harbor Guard Boats, Inc.


Depreciation and Amortization                        For the Years Ended April 30,      Dollar Change  Percent Change
                                                     2009              2008                2009vs 2008  2009vs2008
                                                     ----------------------------------------------------------------
Depreciation and Amortization                        $142,184          $58,519          $83,665           143%

Other Expenses. Our other expenses increased $26,879, or 78%, during the year ended April 30, 2009, primarily due to the increase of short-term debt, such as line of credit and credit cards, of Harbor Guard Boats, Inc. The interest accrued on shareholders' loan during the year ended April 30, 2009 was $42,225 compared to $40,134 during the year ended April 30, 2008. We also incurred interest on related party liabilities of $4,000 during the year ended April 30, 2009 compared to none during the year ended April 30, 2008.


Other Income (Expense)                      For the Years Ended April 30,       Dollar Change    Percent
Change
                                            2009              2008                2009vs 2008  2009vs2008
                                            -------------------------------------------------------------
Other Income                                    -               -                  -              -
Other Expense                               $61,510           $34,631           $26,879          78%


Net Loss. Based on the explanations described above, our net loss of $1,768,434 for the year ended April 30, 2009 increased by $625,697, or 55%, from $1,142,737, for the year ended April 30, 2008.


Net Loss                                    For the Years Ended April 30,       Dollar Change    Percent Change
                                            2009              2008                2009vs 2008  2009vs2008
                                            -------------------------------------------------------------
Net Loss                                    $(1,768,434)      $(1,142,737)      $(625,697)       55%




Liquidity and Capital Resources

------------------------------------------------------- -----------------------------------
Cash Flow - Snapshot                                      For the Years Ended April 30,
                                                              2009              2008
------------------------------------------------------- ----------------- -----------------


Net cash provided by (used in) operating activities    $(242,088)        $(96,576)
Net cash provided by (used in) investing activities       (3,586)         (33,489)
Net cash provided by (used in) financing activities      282,250           124,929
------------------------------------------------------- ----------------- -----------------

As of April 30, 2009, the Company had $36,577 cash on hand, an inventory of $410,481 and net fixed assets of $874,095. The Company's total current liabilities were $3,593,014 as of April 30, 2009, which was represented mainly accounts payable of $518,898, accrued liabilities of $377,555, deposits from customers of $242,905, short-term debt of $265,352, notes payable of $64,000 and short-term borrowings from shareholders totaling $311,712. In addition, stock subscription payable of $902,738 and note payable for the acquisition of $909,854 are included in the current liabilities. At April 30, 2009, the Company's current liabilities exceeded current assets by $3,142,791.

As of April 30, 2008, the Company had no cash on hand, inventory of $68,813 and net fixed assets of $317,963. The Company's total current liabilities were $887,038 as of April 30, 2008, which was represented mainly accounts payable of $190,359, accrued liabilities of $40,952, deposits from customers of $24,500, short-term debt of $17,156, short-term loans from shareholders totaling $361,688, and stock subscriptions payable of $241,563. At April 30, 2008, the Company's current liabilities exceeded current assets by $818,225.

The Company used $242,088 in operating activities for the year ended April 30, 2009 compared to usage of $96,576 for year ended April 30, 2008.

The Company used cash of $3,586 in investing activities during the year ended April 30, 2009. For the year ended April 30, 2008, the Company had used cash $33,489 for manufacturing of the molds for the fire and rescue watercrafts.

During the year ended April 30, 2009, the Company obtained $282,250from financing activities, which included the $172,850 increase in the lines of credits and credit cards held by the Company. During the year ended April 30, 2008, the Company obtained $124,929 from financing activities, which included the $11,649 decrease in the lines of credits held by the Company and $216,259 obtained through the issuance of notes payables. In addition, the Company sold shares of its common stock for $16,000.

The Company has an accumulated deficit, as of April 30, 2009, of $4,698,284 compared to the year ended April 30, 2008 of $2,929,850.

Contractual Obligations and Other Commercial Commitments

The Company does not have capital sufficient to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent the Company from accomplishing its goal of expanding operations. There is no assurance, however, that without funds we will ultimately be able to carry out its business. No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to cover its expenses as they are incurred. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the management might seek to compensate providers of services by issuances of stock in lieu of cash.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

a)       Any obligation under certain guarantees or contracts;
b) A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets;
c)       Any obligation under certain derivative instruments; and
d) Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.

The following will address each of the above items pertaining to the Company.

As of April 30, 2009, we do not have any obligation under certain guarantees or contracts as defined above.

As of April 30, 2009, we do not have any retained or contingent interest in assets as defined above.

As of April 30, 2009, we do not hold derivative financial instruments, as defined by FASB statement No. 133,

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of April 30, 2009, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2009 and 2008, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Critical Accounting Policies and Estimates

     In June 2008, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 will not have an impact on our consolidated financial position and results of operations.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

     In April 2008, the FASB issued FSP No. 142-3 ("FSP 142-3"), "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

     In March 2008,  the FASB,  affirmed the  consensus  of FASB Staff  Position
(FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt
instruments  that  have  a  net  settlement  feature;   which  means  that  such
convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 will not have an impact on our financial statements.

     In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

     In February 2008, the FASB issued FASB FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $3,142,791, no significant cash, minimal other assets, and no capital commitments.

ITEM 8. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-11.

ITEM 9 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Jaspers + Hall, PC formerly the independent registered public accountant for Medina International Holdings, Inc. (the Company), was dismissed as the Company's independent registered public accountant on October 21, 2008 due to the auditor's revocation from the Public Accounting Oversight Board (PCAOB).

In connection with audit of fiscal years ended April 30, 2008 and 2007 and the cumulative period of May 1, 2008 through July 31, 2008 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The audit reports by Jaspers + Hall, PC for the fiscal years ended April 30, 2008 and 2007, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern and did not include an adverse opinion or a disclaimer of opinion or were not qualified or modified as to uncertainty, audit scope or accounting principles

On October 21, 2008, the Board of the Company approved the engagement of new auditors, Ronald R. Chadwick, PC, of Aurora, Colorado to be the Company's independent registered public accountant to audit for the year ended April 30, 2009 and re-audit for the year ended April 30, 2008.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

ITEM 9a CONTROLS AND PROCEDURES

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

(II) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial; and

(III)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or;

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2009.

ITEM 9(A)T. INTERNAL CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of April 30, 2009, we did not maintain effective controls over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
SECTION 16(A)

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The Company's directors and executive officers, their ages, and positions held are as follows:

------------------------------ ------ --------------------------------------
Name                            Age          Position
------------------------------ ------ --------------------------------------

------------------------------ ------ --------------------------------------
Daniel Medina                     55  President & Director
------------------------------ ------ --------------------------------------
Madhava Rao Mankal                58  Chief Financial Officer & Director
------------------------------ ------ --------------------------------------
Mike Swanson                      53  Director
------------------------------ ------ --------------------------------------
Mike Gallo                        51  Director
------------------------------ ------ --------------------------------------
Albert Mardikian                  63  CEO, Harbor Guard Boats, Inc.
------------------------------ ------ --------------------------------------

Our success mainly depends on the performance of Mr. Medina, Mr. Mankal and Mr. Albert Mardikian. We do not have "key person" life insurance policies on any of our employees nor do we have employment agreements for fixed terms with any of our employees. Our employees, including any member of our management team, may terminate his or her employment with us at any time. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our officers. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. Moreover, the boat industry has a high level of employee mobility and aggressive recruiting of skilled personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future.


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

MADHAVA RAO MANKAL, CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Mankal has more than 30 years of experience as an executive. He served as President and the Chief Financial Officer of Force Protection, Inc. (formerly Sonic Jet Performance, Inc.) from May 1999 to December 2003. He served as a director of Force Protection, Inc. until September 30, 2004. Mr. Mankal currently serves as one of the independent directors of Cavico Corp and a member of their audit committee. He has over 25 years of senior financial management experience, including the positions of controller, chief financial officer and financial advisor. Mr. Mankal has his Chartered Accountant and Cost Accountant certifications from India. He has received a Certified Management Accountant in the United States. He is a fellow of the Institute of Chartered Accountants of India, associate member of the Institute of Cost and Works Accountants of India and Institute of Management Accountants in the United States. He has Bachelor Degree in Commerce from Bangalore University.

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

MIKE GALLO, DIRECTOR

Mr. Gallo began his professional career as an Officer in the United States Air Force, managing Military Airlift Command facility design and operations at Norton Air Force Base in San Bernardino, California. In 1989, Mr. Gallo served as the Director of Program Control for the TRW Launch Services Organization. In 1993 Mr. Gallo co-founded Kelly Space & Technology, Inc. (KST), a commercial Reusable Launch Vehicle (RLV), aerospace, energy and homeland security technology development company where he serves as President and Chief Executive Officer. Mr. Gallo also serves as a Director for Global Energy Systems, LLC, KST subsidiary, formed to implement its energy-related lines of business. Mr. Gallo provides leadership to the commercial, civil and military space community as a founding member, the past Chairman and current Chief Financial Officer (CFO) of the California Space Authority (CSA), an organization that serves as the space policy advisor to the State of California and represents California's diverse space enterprise community. Mr. Gallo also serves as the Arrowhead Section Chairman of the American Institute of Aeronautics and Astronautics (AIAA). Mr. Gallo is the past Chairman and current Vice Chairman of the Community Action Partnership of San Bernardino County (CAPSBC) providing key services and support to our low income community. He is also the Past Chairman of the Board for the San Bernardino Area Chamber of Commerce, founding member and School Board Chairman of the Norton Space and Aeronautics Academy (NSAA), a newly formed K-12 San Bernardino County Charter School and is an Executive Board Member of the California Workforce Association (CWA). As the past Chairman and current Vice Chairman of the San Bernardino County Workforce Investment Board (WIB), Mr. Gallo is focused on the implementation of key strategic workforce, economic development and education objectives to enable our region to compete for targeted high-growth industry clusters with an exceptionally qualified workforce.

ALBERT MARDIKIAN, CEO, Harbor Guard Boats, Inc.

Mr. Albert Mardikian is currently CEO of Harbor Guard Boats, Inc. He is also in charge of research and new product development. He holds 24 various design and utility patents on watercraft, cars and boats. He has been responsible for designs meeting stringent DOT, Coast Guard and EPA safety standards. He has been primarily responsible for many popular designs, including: Convertible tops for the Mercedes Benz 500 line; design and coach building of convertible tops for BMW 3, 6, and M series; design and fabrication of a Ferrari 12 cylinder limousine; design and coach building of Porsche convertible tops, and many others. He also holds several patents on hull designs for recreational and search and rescue watercraft. His Rescue Fire Jet watercraft was the only boat dispatched in Hurricane Floyd in New Jersey. The mission included extinguishing fires in over 85 buildings and rescuing people stranded by the flooding.

Mr. Mardikian is also the owner of Green Environmental Waste & Recycling, a solid waste and recycling services company in Costa Mesa, California. Mr. Mardikian is a member of SAE Engineering Group, a member of the International Boating and Safety Group and a member of the National Marine Manufacturers Association. He is Graduate from North Rope University on Aircraft Maintenance and design Engineering.

EMPLOYMENT AGREEMENTS

The Company's executive officers are currently conducting negotiations with the Company regarding terms of employment contracts. The Company has entered into employment agreements with each of the key executive officers. The current compensation for the Company's executive officers is as follows:


Mr. Daniel Medina, President and Director, MIHI               $120,000, plus an expense allowance;

Mr. Madhava Rao Mankal, CFO and Director, MIHI                $120,000, plus an expense allowance;

Mr. Albert Mardikian, CEO, Harbor Guard Boats, Inc.           $120,000, plus an expense allowance,


However, due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of shares of Common Stock of the Company, and/or have accrued their compensation to be paid when cash is available.

The Company anticipates that each employment agreement into which the Company will enter will provide for warrants and/or options to purchase shares of the Company's Common Stock that vest upon the achievement of certain performance objectives. In addition, the Board of Directors may, at its discretion, award these officers cash bonuses, options to purchase shares of Common Stock under the Company's Stock Option Plan, and such other compensation, including equity based compensation, as the Board of Directors, or a committee thereof, shall approve from time to time.

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

The Company's Board of Directors is currently working on establishing the following committees for the following purposes:

1) Audit Committee - Oversees the work of the Company's accounting and internal audit processes. The committee is directly responsible for the appointment, compensation, retention, and oversight of the Company's independent auditors.

2) Compensation Committee - The Compensation Committee stays informed as to market levels of compensation and, based on evaluations, recommends compensation levels and systems to the Board. The Compensation Committee recommends to the Board the compensation of the Chief Executive Officer and determines the compensation of the other executive officers.

3) Nominating and Corporate Governance Committee - The Governance and Nominating Committee is responsible for recommending to the Board individuals to be nominated as directors. The committee evaluates new candidates and current directors.

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

We are not aware of any apparent conflict with any other business or venture in which any employee, officer or director may be involved. All of our officers and directors have indicated that they do not have any business interests in any business, suppliers, subcontractor, or sales entity that directly or indirectly competes with our company.

AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee. Board is currently seeking qualified financial expert and/or members to set up an Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2009, 2008, and 2007 the "Named Executive Officers"):


                     SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                                                    Nonqualified
                                                                                   None Equity        deferred
                                                            Stock      Option     incentive plan    compensation   All other
        Name & Position        Year  Salary      Bonus     awards     awards     compensation       earnings    compensation Total
                                      ($)        ($)        ($)       ($)           ($)               ($)          ($)        ($)

------------------------     ------- ---------- ---------- --------- ---------- ---------------- ----------------- ---------- ------


Daniel Medina,                 2009  -          -          -          -         -                 -                -            -
President &                    2008  -          -          -          -         -                 -                -            -
Director                       2007  -          -          -          -         -                 -                -            -
------------------------    ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------- ------

Madhava Rao Mankal,            2009  -          -          -          -         -                 -                -            -
CFO &                          2008  -          -          -          -         -                 -                -            -
Director                       2007  -          -          -          -         -                 -                -            -
------------------------    ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------- ------

Albert Mardikian,              2009  7,000      -          -          -         -                 -                -          7,000
CEO, Harbor Guard Boats, Inc.  2008  -          -          -          -         -                 -                -            -
                               2007  -          -          -          -         -                 -                -            -
----------------------      -------- ---------- ---------- ---------- --------- ----------------- ---------------- ---------- ------


The salaries for Messrs. Mankal, Medina, and Mardikian have been accrued from July of 2008. The accrued salaries for each executive are recorded at $10,000 per month, for a total of $300,000 up to April 30, 2009.

--------------------------------------------------------------------------------
                          Option Awards & Stock Awards


                                                                                                                          Equity
                                                                                                                          incentive
                                                                                                                          plan
                                                                                                                          awards:
                                                            Equity                                  Number                Number of
                                                            incentive                               of         Market     unearned
                                                            plan awards:                            shares     value of   shares,
                           Number of       Number of        Number of                               or units   shares of  units or
                           Securities      securities       securities                              of stock   units of   other
                           underlying      underlying       underlying                              that       stock      rights
                           unexercised     unexercised      unexercised    Option      Option       have not   that have  that have
                           options (#)     options (#)      unearned       exercise    expiration   vested     not        not
Name                       exercisable     unexercisable    options (#)    price       date         (#)        vested ($) vested (#)
-------------------------- --------------- ---------------- -------------- ----------- ------------ ---------- ----------- ---------

Daniel Medina, President    $               $               $              $           $            $          $           $
& Director                 -               -                -              -           -            -          -           -
-------------------------- --------------- ---------------- -------------- ----------- ------------ ---------- ----------- ---------

-------------------------- --------------- ---------------- -------------- ----------- ------------ ---------- ----------- ---------

Madhava Rao Mankal, CFO     $               $               $              $           $            $          $           $
& Director                 -               -                -              -           -            -          -           -
-------------------------- --------------- ---------------- -------------- ----------- ------------ ---------- ----------- ---------

-------------------------- --------------- ---------------- -------------- ----------- ------------ ---------- ----------- ---------

Albert Mardikian, CEO,      $               $               $              $           $            $          $           $
Harbor Guard Boats, Inc.   -               -                -              -           -            -          -           -
-------------------------- --------------- ---------------- -------------- ----------- ------------ ---------- ----------- ---------

(continued)

Equity
incentive
plan
awards:
Market or
payout
value of
unearned
shares,
units or
others
rights
that have
not vested
($)
 ------------

Daniel Medina, President            $    -
 & Director                         ------------

                                    ------------

Madhava Rao Mankal, CFO             $    -
& Director                          ------------

                                    ------------

Albert Mardikian, CEO,              $     -
Harbor Guard Boats, Inc.            ------------

On May 20, 2005, the Board of Directors approved the issuance of 10 shares of a Series A Preferred Convertible Stock to Messrs. Medina and Mankal, each. At this time the shares of the Series A Preferred Convertible Stock certificates have not been issued to Messrs. Medina and Mankal.

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

Under the Plan, 2,000,000 shares of common stock shall be reserved and available for issuance. Stock reserved there under may consist, in whole or in part, of authorized and unissued shares of treasury shares. The plan shall be administered by either (i) the Board, or (ii) a committee appointed by the Board. During the year ended April 30, 2009 no shares were issued, During the year ended April 30, 2008 the Company issued a total 100,000 shares to two (2) consultants under the Plan to consultants engaged by the Company.

No options were offered or exercised during the fiscal years ended April 30, 2009 and 2008.

------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Option/SAR Exercises in Last Fiscal Year and
Fiscal Year-End Option/SAR values
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
                                                                          Number of Securities           Value of Unexercised
                                                                          Underlying Unexercised         In-the-Money Options/SAR
                                                                          Options/SARS at FY-End         at FY-End ($)
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Name                                              Shares       Value      Exercisable/Unexercisable      Exercisable/Unexercisable
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------


Daniel Medina, President & Director                $-           $-         $-                             $-
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Madhava Rao Mankal, CFO & Director                 $-           $-         $-                             $-
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

                                          DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2009:


------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------
                               Fees                                          Non
                               earned                   Options awards    qualified,
                               or paid                       plan         non-equity
                               in cash       Stock       compensation     incentive         Deferred        All other
            Name                  ($)      awards ($)         ($)        earnings ($)   compensation($)        ($)         Total

------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

Daniel Medina, President &     $          $             $                $             $                   $            $
Director                       -          -             -                -             -                   -            -
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

Madhava Rao Mankal, CFO &      $          $             $                $             $                   $            $
Director                       -          -             -                -             -                   -            -
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

                               $          $             $                $             $                   $            $
Mike Swanson, Director         -          -             -                -             -                   -            -
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

                               $          $             $                $             $                   $            $
Mike Gallo, Director           -          -             -                -             -                   -            -
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

No Fees were paid nor any stock awards provided as Director's compensation in the year ended April 30, 2009. The Company has committed to issue 25,000 shares to Mr. Mike Gallo and 25,000 shares to Mike Swanson toward services as Directors of the Company for the year ended April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of August 12, 2009 on a fully diluted basis, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Chief Executive Officer, Chief Financial Officer and executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based upon 46,560,091 shares of common stock issued and outstanding as of July 1, 2009.


----------------------------------------------------- --------------- -------------- ------------
                                                                                     Percent of
     Name, Address & Nature of Beneficial Owner       Title of Class     Shares         Class
----------------------------------------------------- --------------- -------------- ------------
Daniel Medina President & Director, 11564 E.
Beverly Blvd.                                          Common Stock   11,099,000       23.79%
----------------------------------------------------- --------------- -------------- ------------
Madhava Rao Mankal, Chief Financial Officer &
Director, 7476 Sungold Ave, Corona, CA 92880           Common Stock   11,245,000       24.16%
----------------------------------------------------- --------------- -------------- ------------
Mike Swanson, Director, 5059 Quail Run Rd, #7,
Riverside, CA 92507                                    Common Stock   55,203            0.12%
----------------------------------------------------- --------------- -------------- ------------
Mike Gallo, Director, 255 Leland Norton Way, San
Bernardino, CA 92408                                   Common Stock   -                 0.00%
----------------------------------------------------- --------------- -------------- ------------
Albert Mardikian, CEO, Harbor Guard Boats, Inc.
2051 Placentia Ave, CA 92627                           Common Stock   11,000,000       23.63%
----------------------------------------------------- --------------- -------------- ------------
Total Officers & Directors, as a group (5
Individuals)                                                          44,399,203       71.68%
----------------------------------------------------- --------------- -------------- ------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Year Ended April 30, 2009

No shares were issued during the year ended April 30, 2009. However we have committed to issue 11,000,000 common shares to MGS Grand Sports, Inc. and Mardikian Designs in lieu of the acquisition of the assets and molds of Harbor Guard Boats, Inc. (Formerly Modena Sports Design, LLC).

We have committed to issue 25,000 shares to Mr. Mike Gallo and 25,000 shares to Mike Swanson toward services as Directors of the Company for the year ended April 30, 2009.

During the year ended April 30, 2009, Mr. Medina, the President and a Director of the Company advanced the Company a total of $107,399 in funds to support our continuing operations. The advances are due on demand and accrue interest at 8.5%.

During the year ended April 30, 2009, Mr. Mankal, the Chief Financial Officer and a Director of the Company, advanced the Company a total of $204,312 in funds to support our continuing operations. The advances are due on demand and accrue interest at 8.5%.

During the year ended April 30, 2009, Mr. Albert Mardikian, CEO of Harbor Guard Boats, Inc., provided personal guarantee on all of credit cards and line of credits of Harbor Guard Boats, Inc.

During the year ended April 30, 2009, Mr. Madhava Rao Mankal, CFO of Medina International Holdings, Inc., and Mr. Daniel Medina, President of Medina International Holdings, Inc., provided personal guarantee on all of credit cards and line of credits of Medina International Holdings, Inc., Medina Marine, Inc., and Harbor Guard Boats, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General.

Ronald R. Chadwick, P.C.is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services are compatible with maintaining Ronald R. Chadwick, P.C.'s independence.

Audit Fees.
Ronald R. Chadwick, P.C. billed $3,000 for review services and $8,000 audit fee in the fiscal year ended April 30, 2009 and April 2008.

There were no other fees in 2009 or 2008 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2009 and 2008.

                                     PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

  Exhibit    Description of Document

   21.1           List of Subsidiaries of Medina International Holdings, Inc.
   31.1           Certification by Chief Executive Officer. *
   31.2           Certification by Chief Financial Officer. *
   32.1           Section 906 Certification by Chief Executive Officer*
   32.2           Section 906 Certification by Chief Financial Officer*

---------------
* Filed herewith.


 (1) Filed herewith.

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS
                                                                           PAGE
                                                                         -------
INDEPENDENT AUDITOR'S REPORT............................                     F-1

BALANCE SHEETS................................................               F-2

STATEMENTS OF OPERATIONS .....................................               F-3

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)..................               F-4

STATEMENTS OF CASH FLOWS......................................               F-5


NOTES TO  FINANCIAL STATEMENTS................................               F-6

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Medina International Holdings, Inc.
Costa Mesa, California

I have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc. as of April 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc. as of April 30, 2008 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the financial statements, management determined in the current year that certain inventory and investment balances in 2008 should have been written off. Accordingly, the 2008 financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado    /s/Ronald R. Chadwick, P.C.
                    --------------------------
August 19, 2009     RONALD R.CHADWICK, P.C.



              Medina International Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                    (Audited)
                                                                                --------------------------------
                                                                                    For the year ended April 30,
                                                                                     2009              2008
                                                                                --------------------------------
                                    Assets                                                          (As Restated)
Current assets:
  Cash                                                                                 $ 36,576             $ -
  Receivables                                                                             3,166               -
  Inventory                                                                             410,481          68,813
                                                                                ----------------   -------------
       Total current assets                                                             450,223          68,813
                                                                                ----------------   -------------
Fixed assets:
     Fixed assets                                                                     1,074,798         376,482
     Accumulated depreciation                                                          (200,703)        (58,519)
                                                                                ----------------   -------------
       Total net fixed assets                                                           874,095         317,963
                                                                                ----------------   -------------
Other assets:
                                                                                              -               -
                                                                                ----------------   -------------
       Total other assets                                                                     -               -
                                                                                ----------------   -------------
Total assets                                                                        $ 1,324,318       $ 386,776
                                                                                ================   =============

                Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                                    $ 518,898       $ 190,359
  Accrued liabilities                                                                   377,555          40,952
  Bank overdraft                                                                              -              20
  Franchise Tax                                                                               -             800
  Short-term debt                                                                       265,352          17,156
  Deposit from customers                                                                242,905          24,500
  Stock subscriptions payable                                                           902,738         241,563
  Note payable - current                                                                 64,000          10,000
  Related party payable                                                                 909,854
  Related parties - short-term borrowings from shareholders                             311,712         361,688
                                                                                ----------------   -------------
       Total Current Liabilities                                                      3,593,014         887,038
  Long-term liabilities                                                                       -               -
                                                                                ----------------   -------------
Total liabilities                                                                     3,593,014         887,038
                                                                                ----------------   -------------

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued
      or outstanding                                                                          -               -
  Common stock, $.0001 par value, 100,000,000 shares authorized, 35,560,091
     shares issued and outstanding                                                        3,556           3,556
  Additional paid-in capital                                                          2,419,032       2,419,032
  Common stock subscribed (100,000 shares)                                               10,000          10,000
  Subscription to be received                                                            (3,000)         (3,000)
  Accumulated deficit                                                                (4,698,284)     (2,929,850)
                                                                                ----------------   -------------
Total Stockholders' Equity (Deficit)                                                 (2,268,696)       (500,262)
                                                                                ----------------   -------------

Total liabilities and shareholders' equity (deficit)                                $ 1,324,318       $ 386,776
                                                                                ================   =============

                                       F-1
     The accompanying notes are an integral part of the financial statements






              Medina International Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                    (Audited)

                                               -----------------------------------
                                                   For the year ended April 30,
                                                     2009              2008
                                               -----------------------------------
                                                                   (As Restated)

Sales, net                                           $1,034,379          $192,800
Cost of Goods Sold                                    1,110,916           115,114
                                               -----------------  ----------------
       Gross Profit                                     (76,537)           77,686
                                               -----------------  ----------------

General and administrative expenses                     489,653         1,059,346
Selling and marketing expenses                          169,889            57,946
Research and development expenses                       148,836             -
Loss on Goodwill                                        822,009             -
Impairment loss on investment                                              68,500
                                               -----------------  ----------------
       Loss from operations                          (1,706,924)       (1,108,106)
                                               -----------------  ----------------

  Other income                                                              -
  Interest expense                                       61,510            34,631
                                               -----------------  ----------------
                                               -----------------  ----------------
       Net other income                                 (61,510)          (34,631)
                                               -----------------  ----------------

Loss before income tax (expense) benefit             (1,768,434)       (1,142,737)
       Income tax (expense) benefit                        -                -

                                               -----------------  ----------------
Net Loss from Operations                           $ (1,768,434)     $ (1,142,737)
                                               =================  ================

Net loss per share:
   Basic                                                $ (0.05)          $ (0.04)
                                               =================  ================
                                               =================  ================
   Diluted                                              $ (0.05)          $ (0.04)
                                               =================  ================

Weighted average number of shares outstanding:
   Basic                                             35,560,091        32,241,762
                                               =================  ================
   Diluted                                           35,560,091        32,241,762
                                               =================  ================
                                       F-2
     The accompanying notes are an integral part of the financial statements






              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                    (Audited)

                                                                     Additional         Common
                                               Common Stock            Paid-In           Stock        Subscription
                                             Shares       Amount       Capital        Subscribed      Receivable
                                         --------------- --------- ---------------- ---------------- --------------
Balance - April 30, 2007                     30,224,541   $ 3,022      $ 1,687,111         $ 10,000       $ (4,000)
Stock issued for consulting                   4,923,000       492          647,158
Stock issued for royalties                       12,200         2            1,627
Stock issued to Directors                        75,000         8           13,492
Stock issued for cash                           124,000        12           14,989
Stock issued to Vendor                          150,000        15           29,985
Shares issued for rent                           51,350         5           24,670
Stock subscription receivable                                                                                1,000
Net loss
                                         --------------- --------- ---------------- ---------------- --------------
Balance - April 30, 2008 (As restated)       35,560,091   $ 3,556      $ 2,419,032         $ 10,000       $ (3,000)
Net loss
                                         --------------- --------- ---------------- ---------------- --------------
Balance - April 30, 2009                     35,560,091   $ 3,556      $ 2,419,032         $ 10,000       $ (3,000)
                                         =============== ========= ================ ================ ==============


                                       F-4
     The accompanying notes are an integral part of the financial statements



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                    (Audited)

(continued)



                                                         Accumulated
                                                           Deficit            Totals
                                                      ------------------ ------------------
Balance - April 30, 2007                                   $ (1,787,113)           (90,980)
Stock issued for consulting                                                        647,650
Stock issued for royalties                                                           1,629
Stock issued to Directors                                                           13,500
Stock issued for cash                                                               15,001
Stock issued to Vendor                                                              30,000
Shares issued for rent                                                              24,675
Stock subscription receivable                                                        1,000
Net loss                                                     (1,142,737)        (1,142,737)
                                                      ------------------ ------------------
Balance - April 30, 2008 (As restated)                     $ (2,929,850)        $ (500,262)
Net loss                                                     (1,768,434)        (1,768,434)
                                                      ------------------ ------------------
Balance - April 30, 2009                                   $ (4,698,284)      $ (2,268,696)
                                                      ================== ==================

                                      F-5
The accompanying notes are an integral part of the financial statements




              Medina International Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    (Audited)


                                                                      ------------------------------------

                                                                           For the year ended April 30,
                                                                            2009               2008
                                                                      ------------------------------------
                                                                                           (As Restated)
Cash flows from operating activities:
       Net loss                                                            $ (1,768,434)     $ (1,142,737)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
              Compensatory stock issuances                                            -           717,455
              Depreciation                                                      143,002            58,519
              Goodwill write off                                                882,009                 -
              Write offs - other                                                 28,431                 -
              Impairment Loss on Investment                                           -            68,500
       Changes in operating assets and liabilities:
              Decrease (Increase) in accounts receivable                         (3,166)                -
              Decrease  (increase)  in inventory                               (341,668)          (14,256)
              Increase (decrease) in accounts payable                           280,532            61,548
              Increase (decrease) in accrued liability                         (342,374)         (116,286)
              Increase in customer deposits                                     218,405             4,000
              Stock subscriptions payable                                       661,175           241,563
              Other assets                                                            -            25,000
              Increase in other receivables                                           -               118
                                                                      ------------------  ----------------
                 Total adjustments                                            1,526,346         1,046,161
                                                                      ------------------  ----------------
   Net cash used (received) in operating activities                            (242,088)          (96,576)
                                                                      ------------------  ----------------
Cash flows from investing activities:
        Purchase of fixed assets                                                 (3,586)          (33,489)
                                                                      ------------------  ----------------
   Net cash used in investing activities                                         (3,586)          (33,489)
                                                                      ------------------  ----------------

Cash flows from financing activities:
      Bank overdraft                                                                (20)               20
      Proceeds from notes payables                                              176,814           216,259
      Payments on notes payables                                                (67,394)          (95,701)
      Proceeds (payments) from lines of credit & credit cards                   172,850           (11,649)
      Proceeds from the issuance of common stock                                      -            16,000
                                                                      ------------------  ----------------
   Net cash (used in) provided by financing activities                          282,250           124,929
                                                                      ------------------  ----------------
   Increase (decrease) in cash and cash equivalents                              36,576            (5,136)
   Cash and cash equivalents - beginning of period                                    -             5,136
                                                                      ------------------  ----------------
   Cash and cash equivalents - end of period                                   $ 36,576               $ -
                                                                      ==================  ================
Supplemental disclosure of cash flow information:
    Cash paid during the year for Interest, net of amounts capitalized         $ 28,276               $ -
                                                                      ==================  ================
     Income taxes                                                                   $ -               $ -
                                                                      ==================  ================
Supplemental schedule of noncash investing and financing activities:
    Property and equipment additions in accounts payable                      $ 694,730               $ -
                                                                      ==================  ================
                                 F-5

     The accompanying notes are an integral part of the financial statements



              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             April 30, 2008 and 2009

NOTE 1. GENERAL

Medina International Holdings, Inc. ("Company," "Medina," "we," "us," "our") was incorporated in 1998 as Colorado Community Broadcasting, Inc. and the Company changed the name of the business in 2005 to Medina International Holdings, Inc. The Company intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming.

The Company, under its two wholly owned subsidiaries, Harbor Guard Boats, Inc. and Medina Marine, Inc., plans to manufacture and sell recreational and commercial boats. The Company formed Medina Marine, Inc., as a wholly owned subsidiary of the Company. Medina Marine was incorporated in the State of California on May 22, 2006 to manufacture and sell fire rescue, rescue and recreational boats.

The Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2009 and changed its name to Harbor Guard Boats, Inc. The activity of Harbor Guard Boats, Inc. from inception up to the acquisition date of June 18, 2009 will not be reflected on the consolidated financial statements of Medina International Holdings, Inc. In fiscal year 2008 the Company ceased reporting as a development stage company.

Going Concern

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2009, the Company's current liabilities exceeded its current assets by $3,142,791. Also, the Company's operations generated $1,034,379 in revenue during the current period ended and the Company's accumulated deficit is $4,698,284.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended April 30, 2009 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to;

1)       Revenue recognition;
2)       Allowance for doubtful accounts;
3)       Inventory costs;
4)       Asset impairments;
5)       Depreciable lives of assets;
6)       Income tax reserves and valuation allowances;
7)       Fair value of stock options;
8)       Allocation of direct and indirect cost of sales;
9)       Contingent liabilities; and
10)      Warranty liabilities.

Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require exercise of judgment. We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, when necessary. Actual results could differ materially from these estimates.

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as unearned revenue.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts.


Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At April 30, 2009 and 2008 the Company had no balance in its allowance for doubtful accounts.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs in 2008 and 2009 of $8,426 and $32,676.


Inventory

We carry our inventories at the lower of their cost or market value. Cost is determined using first-in, first-out ("FIFO") method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Fixed Assets

Capital assets are stated at cost. Equipment consisting of molds is stated at cost. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and Equipment                  No. of Years
--------------------------------------------------------------------------------
Molds                                   7
Manufacturing Tools                     5
Computers                               3
Furniture                               3
Manufacturing tool HGB - Used           3
Office Equipments                       3
Office Phone                            3
--------------------------------------------------------------------------------

Long Lived Assets

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

At April 30, 2008 and 2009 the Company had net operating loss carryforwards of approximately $2,900,000 and $4,700,000 which begin to expire in 2019. The deferred tax asset of approximately $585,000 and $939,000 in 2008 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $228,000 and $354,000.

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

Issuance of Shares for Service

The Company accounts for employee and non-employee stock awards under SFAS 123(r), whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.


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

Foreign Currently Translations and Hedging

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats. Sales each year were sold domestically and internationally and only to external customers. The Company does not separate sales activities into different operating segments. In 2008 two major customers accounted for 100% of sales or $192,800. In 2009 six major customers accounted for approximate sales as follows: 12% or $124,481, 13% or $127,386, 15% or $151,012, 16% or 158,385, 11%
or 109,348 and 12% or $117,405.

Recently issued accounting pronouncements

     In June 2008, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 will not have an impact on our consolidated financial position and results of operations.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

     In April 2008, the FASB issued FSP No. 142-3 ("FSP 142-3"), "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

     In March 2008,  the FASB,  affirmed the  consensus  of FASB Staff  Position
(FSP) Accounting Principles Board Opinion No. 14-1 (APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which applies to all convertible debt
instruments  that  have  a  net  settlement  feature;   which  means  that  such
convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP APB 14-1 will not have an impact on our financial statements.

     In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of January 1, 2008 and the Company is currently evaluating the impact of adoption.

     In February 2008, the FASB issued FASB FSP 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3. Related Party Transactions

As of April 30, 2009 the Company owed $909,854 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC.

The Company leases building space from the same party on a verbal, month to month basis for approximately $6,500 per month plus various costs. Rent paid to the related party in 2009 was $67,000.

NOTE 4. Inventory

As of April 30, 2009 and 2008, inventory consisted of the following:

--------------------------------------------------------------------------------
Item                            For the years ended April

                                2009            2008
--------------------------------------------------------------------------------
Raw materials and supplies     $ 39,410         $ 30,620
Work in progress                344,594           38,193
Finished goods                   26,477           -
                               --------         --------
Total Inventory                $410,481         $ 68,813
--------------------------------------------------------------------------------


NOTE 5. Investments

Medina International Holdings, Inc. and its subsidiary invested $25,000 for 500,000 shares of the restricted common stock of Genesis Companies Group, Inc. Messrs. Medina and Mankal, directors and officers of the Company also serve as officers and directors of Genesis Companies Group, Inc.

These securities were considered of no value, hence written-off, due to the fact that there is no trading market for the Genesis Companies Group, Inc. shares.

During the fiscal year ended April 30, 2008, the Company received $5,000 of the principal amount and management believed that the investment in Genesis
Companies Group, Inc. was impaired, therefore expensed $19,500 as a loss of investment.

The Company invested $25,000 in Nexgen, Inc. for innovative fire protective equipment during the fiscal year ended April 30, 2008. Our management estimated that it is more than likely the investment in Nexgen has been impaired. The Company expensed the total investment as a loss of investment.


NOTE 6. Fixed Assets

At April 30, 2009 and 2008, fixed assets consisted of the following:

--------------------------------------------------------------------------------
Property and Equipment                           For the years ended April 30,
                                                        2009            2008
--------------------------------------------------------------------------------

Machinery and equipment; including molds & tools        $1,053,558     $355,242
Computers                                                   14,420       14,420
Furniture and fixtures                                       3,120        3,120
Office equipments                                            3,200        3,200
Fire Extinguisher                                       ----------     --------
  Total property and equipment                           1,074,798      376,482
Less Accumulated Depreciation                             (200,703)     (58,519)
                                                        ----------     ---------
Fixed Assets, net                                       $ 874,095      $317,963
--------------------------------------------------------------------------------

NOTE 7. Accrued Liabilities

Our accrued liabilities for the years ended April 30, 2009 and 2008 are as follows:

--------------------------------------------------------------------------------
                                        For the years ended April 30,
Accounts                                2009            2008
--------------------------------------------------------------------------------
Interest - SHareholders' Loan           $ 42,225        $40,134
Interest - Related party                   4,000           -
Interest - note payable                    1,636            818
Payroll                                  296,694           -
Warranty Liabilities                      33,000           -
                                        --------        --------
Total accrued liabilities               $377,555        $40,952
--------------------------------------------------------------------------------

NOTE 8. Short-Term Debt

--------------------------------------------------------------------------------
Financial Institutions                  For the years ended April
                                        2009            2008
--------------------------------------------------------------------------------
Line of Credit
--------------
Citi Bank                               $ 75,347        $  -

Credit Card
-----------
Advanta                                 $  9,240        $ 9,735
American Express-1                        33,842           -
American Express-2                        33,751           -
Bank of America                           37,363           -
Citi Bank                                 30,276           -
Wells Fargo Bank                          26,258          7,421
Well Fargo Bank-2                         16,385           -
Citi Bank                                  2,890           -
                                        --------        -------
Total short-term debt                   $265,352        $17,156
--------------------------------------------------------------------------------

At April 30, 2009 the Company has a credit card totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this credit card was $75,347.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.


NOTE 9. Risk Management Activities

Foreign Currency

The majority of our business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on our business.

Commodity Prices

We are exposed to market risk from changes in commodity prices. The cost of our products could increase, if the prices of fiberglass and/or aluminum increases significantly, further decreasing our ability to attain profitable operations. We are not involved in any purchase commitments with any of our vendors.

Insurance

We are exposed to several risks, including fire, earthquakes, theft, and key person liabilities. We do not carry any insurance for these risks, other than general liability insurance, which will adversely affect our operations if any of these risks materialize.

NOTE 10. Customer Deposit

Deposit from customers consists of the following:


--------------------------------------------------------------------------------
Items                                   For the years ended April 30,
                                 2009            2008
--------------------------------------------------------------------------------
Deposit for commercial boats    $222,405        $ 4,000
Deposit for recreational boats    20,500         20,500
                                --------        -------
Total                           $242,905        $24,500
--------------------------------------------------------------------------------


NOTE 11. Note Payable

--------------------------------------------------------------------------------
Items                                   For the years ended April 30,
                                 2009            2008
--------------------------------------------------------------------------------
Notes payable - related party   $50,000         $  -
Notes payable - others           14,000          10,000
                                -------         -------
Total                           $64,000         $10,000
--------------------------------------------------------------------------------

At April 30, 2009 and 2008, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears at 8% interest, and is currently due.

At April 30, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $4,000, which bears no interest and is repayable by July 30, 2009.

At April 30, 2009, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $4,000.

NOTE 12. Shareholders' Loans

At April 30, 2009, Shareholders' loans consisted of the following:


--------------------------------------------------------------------------------
Shareholders' Loan             For the years ended April 30,
                                 2009            2008
--------------------------------------------------------------------------------
Daniel Medina, President        $107,399        $119,520
Madhava Rao Mankal, Chief
 Financial Officer                204,314         242,168
                                ---------       ---------
Total Shareholders' Loan        $311,713        $361,688
                                ---------       ---------
Shareholders' loan from shareholder of the Company, unsecured, 8.5% interest per annum, due on demand.
--------------------------------------------------------------------------------

From time to time, shareholders' are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 13. Acquisition

On June 18, 2008 the Company acquired 100% of the outstanding membership interests of Modena Sport Design, LLC ("Modena") in a transaction accounted for as a purchase. Modena's business is similar to that of the Company's, namely boat manufacturing and sales. The Modena membership interests were acquired in exchange for 11,000,000 of the Company's common shares valued at market price of $.06 per share or $660,000 total, and payable commitments to Modena of $276,845. The purchase value of Modena was recorded at the net equity of Modena on the date of purchase of $114,836, with allocations based on fair value, of $100,726 to cash, $338,100 accounts receivable, $276,845 other receivables, $262,686 inventory, $694,730 fixed assets, $50,848 to accounts payable, $138,444 to other accrued payables, $368,959 customer deposits, and $1,000,000 to related party payables. Results of operations from the acquisition have been consolidated from June 18, 2008 forward.

Pro forma revenues, net income (loss) and earnings per share of the Company, assuming that Modena was acquired at the beginning of fiscal year 2007 and 2008, are shown below.


                                          2007                        2008
                                       --------------             --------------

Pro forma revenue                       $     693,055            $      767,910
                                         ==============           ==============

Pro forma net income (loss)             $    (684,711)           $   (1,231,512)
                                         ==============           ==============

Pro forma net income (loss) per share   $        (.02)           $         (.03)
                                         ==============           ==============

Pro forma weighted average common
shares outstanding                         40,589,285                43,241,762
                                         ==============           ==============



NOTE 14. Stockholders' Equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. At April 30, 2009 and 2008 the Company had 35,560,091 shares of its common stock issued and outstanding.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series A preferred stock ("Series A"). The Series A has a stated value $12,000 per share, each one share of Series A is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series A is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series A could be converted into. No preferred shares were issued or outstanding at April 30, 2009 or 2008.

Stock Subscriptions Payable

The Company at April 30, 2008 had an incurred obligation to issue 41,240 common shares for consideration already rendered of $1,562, and an obligation to issue 20 Series A preferred shares for consideration already rendered of $240,000, for a total stock subscription payable liability of $241,563. When added to additional activity in 2009, at April 30, 2009 The Company had an incurred obligation to issue 11,091,250 common shares for consideration already rendered of $662,738, and an obligation to issue 20 Series A preferred shares for consideration already rendered of $240,000, for a total stock subscription payable liability of $902,738. As a subsequent event, the Company issued 11,000,000 of the shares due under stock subscriptions payable in July 2009.

NOTE 15. Commitments

Operating Leases

The Company rents a 5,000 square-foot manufacturing facility for $6,500 per month, on a verbal month-to-month basis, at 2051 Placentia Ave., Costa Mesa, CA 92627. This facility is owned by a related party, the CEO of Harbor Guard Boats, Inc. We have accrued $67,000 in rental expenses for the year ended April 30, 2009.

The Company also rents warehouse space on a verbal, as needed basis in San Bernardino, California. Costs are currently approximately $1,000 per month, with rent expense in 2009 of $13,000 and 2008 of $36,300.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for small periodic renewal payments, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

NOTE 16. RESTATEMENT

The Company in 2009 restated its 2008 financial statements, as management determined that certain inventory and investments assets should have been written off. The effect of these changes on certain material financial statement categories are as follows:



                                     Prior to                    Adjustment               After
Year 2008                             Adjustment                 Amount                   Adjustment

Inventory                           $      24,000             $  (24,000)               $        0
Investments                         $      25,500             $  (25,500)               $        0
Accumulated deficit                 $  (2,880,343)            $  (49,507)               $(2,929,850)
Net income (loss)                   $  (1,093,230)            $  (49,507)               $(1,142,737)
Impairment loss - cash flow         $      19,500             $   49,000                $    68,500



                                      F-15


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                            (a Colorado corporation)


Date: October 19, 2009              By:/s/Daniel F. Medina
                                         -------------------
                                         Daniel F. Medina,
                                         President & Director


Date: October 19, 2009              By:/s/Madhava Rao Mankal
                                         ---------------------
                                          Madhava Rao Mankal,
                                          Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 19, 2009              By:/s/Daniel F. Medina
                                         -------------------
                                          Daniel F. Medina,
                                          President & Director


Date: October 19, 2009              By:/s/Madhava Rao Mankal
                                         ---------------------
                                          Madhava Rao Mankal,
                                          Chief Financial Officer & Director


Date: October 19, 2009              By:/s/Mike Swanson
                                         ---------------
                                          Mike Swanson,
                                          Director


Date: October 19, 2009              By:/s/Mike Gallo
                                         -------------
                                          Mike Gallo,
                                          Director