Form 10-Q
period 2009-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2009-10-23
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended July 31, 2009

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


                    2051 Placentia Ave., Costa Mesa, CA 92627
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  909-522-4414
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2009, there were 46,560,091 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                  Page
                                                                                          ----

Consolidated Balance Sheets - July 31, 2009 and April 30, 2009                             F-1

Consolidated Statements of Operations -
      Three months ended July 31, 2009 and 2008                                            F-2

Statement of Changes in Stockholders' Equity (Deficit)                                     F-3
       Three months ended July 31, 2009

Statements of Cash Flows -
      Three months ended July 31, 2009 and 2008                                            F-4


Notes to Consolidated Financial Statements                                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                          1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable         3

Item 4. Controls and Procedures                                                              3

Item 4T.  Controls and Procedures                                                            4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                   5

Item 1A. Risk Factors - Not Applicable                                                       5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                    5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                5

Item 5.  Other Information - Not Applicable                                                  5

Item 6.  Exhibits                                                                            5
SIGNATURES                                                                                   6


PART I. - FINANCIAL INFORMATION

                           MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 For the Three Months Ended JULY 31, 2009
                                               (Unaudited)


                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                             July 31,           April 30,
                                                                               2009               2009
                                                                            (Unaudited)         (Audited)
                                                                          ----------------   ----------------
ASSETS
Current Assets:
    Cash                                                                          $ 1,883           $ 36,576
    Receivables                                                                                      $ 3,166
    Inventory                                                                     449,613            410,481
             Total current assets                                                 451,496            450,223

Fixed Assets:                                                                   1,072,871          1,074,798
    Accumulated depreciation                                                     (243,689)          (200,703)
                                                                          ----------------   ----------------
             Total fixed assets                                                   829,182            874,095

Other Assets:
    Investment                                                                          -
             Total other assets                                                         -                  -
                                                                          ----------------   ----------------
TOTAL ASSETS                                                                  $ 1,280,678        $ 1,324,318
                                                                          ================   ================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Bank Overdraft                                                                 $ -                $ -
      Accounts payable                                                            547,868            518,898
      Accrued liabilities                                                         477,608            377,555
      Short term deposit                                                          289,883            265,352
      Customer Deposit                                                            245,585            242,905
      Stock subscription payable                                                  243,113            902,738
      Notes payable                                                                89,000             64,000
      Related party payable                                                       898,653            909,854
      Related Parties - short-term borrowings from shareholders                   308,716            311,712
                                                                          ----------------   ----------------
Total current liabilities                                                       3,100,426          3,593,014
                                                                          ----------------   ----------------
Stockholders' equity (deficit):
     Preferred stock, $.00001 par value, 10,000,000 shares
         authorized, none issued and outstanding                                        -                  -
     Common stock, $0.00001 par value, 100,000,000 shares
         authorized, 46,560,091 and 35,560,091 shares
         issued and outstanding on July 31, 2009 and
         April 30, 2008, respectively                                               4,656              3,556
     Additional paid-in capital                                                 3,077,932          2,419,032
      Common stock subscribed (100,000 shares)                                     10,000             10,000
      Subscription to be received                                                  (3,000)            (3,000)
     Accumulated deficit                                                       (4,909,336)        (4,698,284)
                                                                          ----------------   ----------------
Total stockholders' equity (deficit)                                           (1,819,748)        (2,268,696)
                                                                          ----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                          $ 1,280,678        $ 1,324,318
                                                                          ================   ================

The accompanying notes are an integral part of these financial statements.

                                      F-1






              Medina International Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                             For the three months ended July 31,
                                                 2009                 2008
                                           -------------------------------------

                                           -----------------    ----------------
Sales, net                                           $870                    $0
Cost of Goods Sold                                 64,229                     -
                                           -----------------    ----------------
       Gross Profit                               (63,359)                    -
                                           -----------------    ----------------

General and administrative expenses               120,824                27,506
Selling and marketing expenses                        287
Research and development expenses                   1,370                     -
                                           -----------------    ----------------
       Loss from operations                      (185,840)              (27,506)
                                           -----------------    ----------------
  Other income                                       (843)                  (90)
  Interest expense                                 26,055                 9,255
                                           -----------------    ----------------
       Net other income                           (25,212)               (9,165)
                                           -----------------    ----------------
Loss before income tax (expense) benefit         (211,052)              (36,671)
       Income tax (expense) benefit                    -                      -

                                           -----------------    ----------------
Net Loss from Operations                       $ (211,052)            $ (36,671)
                                           =================    ================
Net loss per share:
   Basic                                          $ (0.00)              $ (0.00)
                                           =================    ================
   Diluted                                        $ (0.00)              $ (0.00)
                                           =================    ================

Weighted average number of shares outstanding:
   Basic                                       42,853,569            35,560,091
                                           =================    ================
   Diluted                                     42,853,569            32,241,762
                                           =================    ================

    The accompanying notes are an integral part of these financial statements.

                                      F-2





                                                          Medina International Holdings, Inc. and Subsidiaries
                                                             Consolidated Statements of Shareholders' Equity


                                                             Additional      Common
                                     Common Stock              Paid-In       Stock      Subscription      Accumulated
                                Shares         Amount          Capital      Subscribed  Receivable    Deficit      Totals
                             -------------- --------------  -------------- ------------------------- -----------  ----------

Balance - April 30, 2007        30,224,541        $ 3,022     $ 1,687,111    $ 10,000      $ (4,000) $(1,787,113)     (90,980)
Stock issued for consulting      4,923,000            492         647,158                                             647,650
Stock issued for royalties          12,200              2           1,627                                               1,629
Stock issued to Directors           75,000              8          13,492                                              13,500
Stock issued for cash              124,000             12          14,989                                              15,001
Stock issued to Vendor             150,000             15          29,985                                              30,000
Shares issued for rent              51,350              5          24,670                                              24,675
Stock subscription receivable                                                                 1,000                     1,000
Net loss                                                                                              (1,142,737)  (1,142,737)
                             -------------- --------------  -------------- -----------  ------------ -----------  ----------
Balance - April 30, 2008        35,560,091        $ 3,556     $ 2,419,032    $ 10,000      $ (3,000) $(2,929,850)   $(500,262)
Net loss                                                                                              (1,768,434)  (1,768,434)
                             -------------- --------------  -------------- -----------  ------------ -----------  ----------
Balance - April 30, 2009        35,560,091        $ 3,556     $ 2,419,032    $ 10,000      $ (3,000) $(4,698,284) $(2,268,696)
Stock issued Acquisition        11,000,000        $ 1,100       $ 658,900                                             660,000
Net loss                                                                                                (211,052)    (211,052)
                             -------------- --------------  -------------- -----------  ------------ -----------  ----------
Balance - July 31, 2009
(Unaudited)                     46,560,091        $ 4,656     $ 3,077,932    $ 10,000      $ (3,000)$ (4,909,336)$(1,819,748)
                             ============== ==============  ============== ===========  ============ ===========  ==========

     The accompanying notes are an integral part of these financial statements.


                                      F-3




               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (Unaudited)



                                                                                  Three Months Ended
                                                                                       July 31,
                                                                                 2009            2008
                                                                            -------------------------------
Cash flows from operating activities:
      Net loss                                                                    $(211,052)     $ (36,671)
                                                                            -------------------------------
      Adjustments to reconcile  net loss to net cash
        used in operating activities:
             Common stock issued in exchange
                   for Consulting                                                         -              -
             Common stock issued in exchange services                                   375             50
                                                                                                         -
             Depreciation                                                            42,986         14,316
             Changes in operating assets and liabilities:
             Impairment Loss on Investment                                            1,927              -
             (Increase) decrease in receivables                                       3,166
             (Increase) decrease  in inventory                                      (39,132)           (99)
              Increase in accounts payable                                           28,970          4,770
              Increase in accrued payables                                          100,053
              Increase  in accrued interest                                                          4,729
              Increase in customer deposits                                                         16,000

                                                                            -------------------------------
      Total adjustments                                                             138,345         39,766
                                                                            -------------------------------
        Net cash received from (used in) operating activities                       (72,707)         3,095
                                                                            -------------------------------
Cash flows from investing activities:
        Increase in Investment                                                            -              -
        Purchase of fixed assets                                                                       (81)
                                                                            -------------------------------
       Net cash used in investing activities                                              -            (81)
                                                                            -------------------------------
Cash flows from financing activities:
      Bank overdraft                                                                      -            (20)
      (Payments on) proceeds from notes payables, related party                     (14,197)       (27,901)
      Customer deposit                                                                2,680
      Proceeds from note payable                                                     25,000         37,325
      Short term deposit
      Proceeds (payments) from lines of Credit                                       24,531        (11,876)
      Proceeds from the issuance of common stock                                          -              -
                                                                            -------------------------------
      Net cash (used in) provided by financing activities                            38,014         (2,472)
                                                                            -------------------------------
Net increase (decrease) in cash                                                     (34,693)           542
Cash and cash equivalents - beginning of period                                      36,576              -
                                                                            -------------------------------

                                                                            -------------------------------
Cash and cash equivalents - end of period                                           $ 1,883          $ 542
                                                                            ===============================
Supplemental disclosure of cash flow information:
    Interest Paid                                                                       $ -            $ -
                                                                            ===============================
    Taxes paid                                                                          $ -            $ -
                                                                            ===============================
Non-cash financing and investing activities:
  Equipment Purchased from related party                                                $ -       $ 32,790
                                                                            ===============================
  Stock issued for prepaid expenses                                                     $ -       $ 24,000
                                                                            ===============================
   Stock issued for compensation                                                        $ -       $666,563
                                                                            ===============================
                                                                                        $ -

The accompanying notes are an integral part of these financial statements.

                                      F-4



NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2009. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2009. Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2009, the Company's current liabilities exceeded its current assets by $2,648,930. Also, the Company's operations generated no revenue during the current period ended and the Company's accumulated deficit is $4,909,336.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2009 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

Summary of Accounting Policies:

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


Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At July 31, 2009 and April 30, 2009 the Company had no balance in its allowance for doubtful accounts.

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats. Sales each year were sold domestically and internationally and only to external customers. The Company does not separate sales activities into different operating segments. Quarter ended July 31, 2009, we did not record any sale.

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


NOTE 2. INVENTORY

As of July 31, 2009, inventory consisted of the following:

                                                             Cost
                                                             ----
Parts
  Vortex hull & deck shells (2)                               $11,428
  Parts                                                        33,677
                                                         -------------
  Total Parts                                          $       45,105
                                                         -------------

Work-in-Progress
   15' Fire Rescue                                     $       26,476
   21' Fire Rescue                                             12,603
   28' Firehawk                                                46,635
   37' Firehawk                                               276,170
   37' Firehawk                                                42,624
  Total Work-in-Progress                               $      404,508
                                                         -------------

Total Inventory                                        $       449,613
                                                         =============

NOTE 3. FIXED ASSETS

--------------------------------------------------------------------------------
Property and Equipment                           For the quarter ended July 31,
                                                           2009
--------------------------------------------------------------------------------

Machinery and equipment; including molds & tools        $1,053,556
Computers                                                   13,535
Furniture and fixtures                                       2,080
Office equipments                                            3,200
Fire Extinguisher                                              500
                                                        ----------
  Total property and equipment                           1,072,871
Less Accumulated Depreciation                             (243,689)
                                                        ----------
Fixed Assets, net                                       $  829,182
--------------------------------------------------------------------------------



NOTE 4. Accrued Liabilities

Our accrued liabilities for the years ended July 31, 2009 are as follows

Interest - Shareholders' Loan        45,326
Interest - Related party              5,000
Interest - notes payable              1,920
Payroll                             392,894
Warranty Liabilities                 32,468
                                   --------
Total accrued liabilities           477,608

NOTE 5. Short-Term Debt

--------------------------------------------------------------------------------
Financial Institutions        For the Quarter ended July 31,
                                        2009
--------------------------------------------------------------------------------
Line of Credit
--------------
Citi Bank                               $ 93,318

Credit Card
-----------
Advanta                                 $  9,059
American Express-1                        32,120
American Express-2                        33,778
Bank of America                           36,714
Citi Bank                                 31,853
Wells Fargo Bank                          25,039
Well Fargo Bank-2                         22,070
Citi Bank                                  3,932
                                        --------
Total short-term debt                   $289,883
--------------------------------------------------------------------------------

At July 31, 2009 the Company has a credit card totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this credit card was $95,318.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 6. Related Party Transactions

As of July 31, 2009 the Company owed $898,653 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC.

The Company leases building space from the same party, month to month basis for approximately $6,500 per month plus various costs.

NOTE 7. Customer Deposit

Deposit from customers at the end of quarter ended July 31, 2009 consists of the following:

Items

Deposit for commercial boats          $205,085
Deposit for recreational boats          40,500
                                        ------
                  Total               $245,585


NOTE 8. Note Payable


--------------------------------------------------------------------------------
Items                  For the quarter ended July 31,
                                 2009
--------------------------------------------------------------------------------
Notes payable - related party   $50,000
Notes payable - others           39,000
                                -------
Total                           $89,000
--------------------------------------------------------------------------------

At July 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears at 8% interest, and is currently due.

At July 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $4,000, which bears no interest and is repayable by July 30, 2009.

At July 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $25,000, which bears no interest and is repayable by July 30, 2009.

At July 31, 2009, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $5,000.


NOTE 9. SHAREHOLDERS' LOANS

At July 31, 2009, Shareholders' loans consisted of the following:

Daniel Medina, President & Director                        $109,700
Madhava Rao Mankal, Chief Financial Officer  & Director    $199,016
                                                           --------
Total                                                      $308,716
                                                           ========

Shareholder's loan from shareholder of the Company, unsecured, 8.5% interest per annum, due on demand.

NOTE 10. STOCKHOLDERS' EQUITY:

11,000,000 common shares were issued during the three months ended July 31, 2009 as per the acquisition agreement

NOTE 11. COMMITMENTS

Rental Leases

The Company rents a 5,000 square-foot manufacturing facility for $6,500 per month, on a verbal month-to-month basis, at 2051 Placentia Ave., Costa Mesa, CA 92627. This facility is owned by a related party, the CEO of Harbor Guard Boats, Inc. We have accrued $96,983.in rental expenses for the year ended April 30, 2009.

The Company also rents warehouse space on a verbal, as needed basis in San Bernardino, California. Costs are currently approximately $1,000 per month, with rent expense in 2009 of $13,000. The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for small periodic renewal payments, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

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

RESULTS OF OPERATIONS

Results Of Operations For The Three-Month Period Ended July 31, 2009 Compared To The Same Period Ended July 31, 2008

The Company did not recognize any revenues during the three months ended July 31, 2009 and 2008. We anticipate that the Company will not generate any significant revenues until we achieve our business objective of operating revenues, of which there can be no assurance.

During the three months ended July 31, 2009, operating expenses were $185,840 compared to $27,506 in the three months ended July 31, 2008. The $158,334 increase was due to a increase in depreciation 44,565 Rent $18,000, payroll $9,054 and other administrative expenses.

Interest expense for the three months ended July 31, 2009 and 2008 were $26,055 and $9,255 respectively.

During the three months ended July 31, 2009, the Company recognized a net loss of $211,052 compared to a net loss of $36,671 during the three months ended July 31, 2008. The increase of $174,381 was due mostly to the increase in administration expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2008, we had $1,883 in cash, $1,072,871 in gross fixed assets. The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

During the three months ended July 31, 2009, the Company used $72,707 from its operating activities. The Company received $38,014 through financing activities during the three months ended July 31, 2009. At July 31, 2009, the Company had a working capital deficit of $2,648,930.

During the three months ended July 31, 2008, the Company received $3,095 from its operating activities. The Company had $542 in cash at July 31, 2008. The Company did not receive any funds through either financing or investing activities during the three months ended July 31, 2008.

During the three months ended July 31, 2009, the Company made a payment of $14,197 on promissory notes owed to officers and directors of the Company.

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


ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended July 31, 2009. We believe that internal control over financial reporting is not effective. We have limited accounting staff and as such are subject to weaknesses as a result.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

                NONE

ITEM 1A. RISK FACTORS

                NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS -

          During the three months ended July 31, 2009, we issued 11,000,000 shares our common stock as a result of the acquisition of Modena Sports Design, LLC.

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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: October 23, 2009                        By: /s/ Daniel Medina
                                                   ------------------
                                                       Daniel Medina,
                                                       President


Dated: October 23, 2009                        By: /s/ Madhava Rao Mankal
                                                   ----------------------
                                                       Madhava Rao Mankal,
                                                       Chief Financial Officer