Form 10-Q
period 2009-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2009-12-17
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________


                        Commission file number: 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           COLORADO 84-1469319               84-1469319
       ---------------------------------- --------------------
               (State of Incorporation) (IRS Employer ID Number)


                  No. 2051 Placentia Ave., Costa Mesa, CA 92627
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  909-522-4414
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]




Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 20, 2009, there were 46,676,341 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                          Page
                                                                                  ----
Consolidated Balance Sheets - October 31, 2009 and April 30, 2009                  F-1

Consolidated Statement of Operations -
   Three months and six months ended October 31, 2009 and 2008                     F-2

Statement of Changes in Stockholders' Equity (Deficit)                             F-3-F-4

Statement of Cash Flows -
   Six months ended October 31, 2009 and 2008                                      F-5

Notes to Consolidated Financial Statements                                         F-6

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          1

Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not Applicable  7

Item 4. Controls and Procedures                                                      7

Item 4T. Controls and Procedures                                                     7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                            8

Item 1A. Risk Factors       - Not Applicable                                         8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                  9
                  -Not Applicable

Item 3. Defaults upon Senior Securities - Not Applicable                             9

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable         9

Item 5. Other Information - Not Applicable                                           9

Item 6. Exhibits                                                                     9
SIGNATURES                                                                           10





                      MEDINA INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                   October 31,        April 30,
                                                                                      2009              2009
                                                                                   (Unaudited)        (Audited)

                                     ASSETS
Current Assets:
Cash                                                                                       $ 414          $ 36,576
Receivables                                                                                    -             3,166
Inventory                                                                                525,522           410,481
                                                                                 ----------------  ----------------
Total current assets                                                                     525,936           450,223

Fixed Assets:                                                                          1,072,873         1,074,798
Accumulated depreciation                                                                (287,746)         (200,703)
                                                                                 ----------------  ----------------
Total fixed assets                                                                       785,127           874,095

                                                                                 ----------------  ----------------
TOTAL ASSETS                                                                          $1,311,063       $ 1,324,318
                                                                                 ================  ================
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                                       $ 560,147         $ 518,898
Accrued liabilities                                                                      595,869           377,555
Short term deposit                                                                       297,880           265,352
Customer Deposit                                                                         328,115           242,905
Stock subscription payable                                                               240,000           902,738
Notes payable                                                                             89,000            64,000
Related party payable                                                                    880,448           909,854
Related Parties - short-term borrowings from shareholders                                324,921           311,712
                                                                                 ----------------  ----------------
Total current liabilities                                                              3,316,380         3,593,014

Stockholders' equity (deficit):
Preferred stock, $.00001 par value, 10,000,000 shares
authorized, none issued and outstanding                                                        -                 -
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 46,676,341 and 35,560,091 shares
issued and outstanding on October 31, 2009 and April 30, 2009, respectively                4,667             3,556
Additional paid-in capital                                                             3,082,575         2,419,032
Common stock subscribed (100,000 shares)                                                  10,000            10,000
Subscription to be received                                                               (3,000)           (3,000)
Accumulated deficit                                                                   (5,099,559)       (4,698,284)
                                                                                 ----------------  ----------------
Total stockholders' equity (deficit)                                                  (2,005,317)       (2,268,696)

                                                                                 ----------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $1,311,063       $ 1,324,318
                                                                                 ================  ================
   The accompanying notes are an integral part of these financial statements.

                                      F-1





              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    For the three months ended October 31,      For the six months ended October 31,
                                                             2009                  2008                   2009                2008
                                                             ----                  ----                   ----                ----

Sales, net                                                     $ 694                      $ -             $ 1,564               $ -
Cost of Goods Sold                                            49,369                        -              97,130                 -

                                                  --------------------------------------------  ------------------------------------
Gross Profit (Loss)                                          (48,675)                       -             (95,566)                -


General and administrative expenses                          118,539                   35,995             256,680            63,501
Selling and marketing expenses                                 2,763                        -               3,050                 -
Research and development expenses                                  -                        -               1,370                 -

                                                  --------------------------------------------  ------------------------------------
Loss from operations                                        (169,977)                 (35,995)           (356,666)          (63,501)

Other income                                                   2,800                        -               4,336                90
Interest expense                                             (22,889)                  (8,386)            (48,945)          (17,641)
                                                  --------------------------------------------  ------------------------------------
Net other income                                             (20,089)                  (8,386)            (44,609)          (17,551)

Loss before income tax (expense) benefit                    (190,066)                 (44,381)           (401,275)          (81,052)
Income tax (expense) benefit                                       -                        -                   -                 -

                                                  --------------------------------------------  ------------------------------------
Net Loss from Operations                                  $ (190,066) $                    (44,381)    $ (401,275) $        (81,052)
                                                  ============================================  ====================================

Net loss per share:
Basic                                                       $ (0.004)                $ (0.001)           $ (0.009)         $ (0.002)
Diluted                                                     $ (0.004)                $ (0.001)           $ (0.009)         $ (0.002)

Weighted average number of shares outstanding:
Basic                                                     44,713,219               35,560,091          44,713,219        35,560,091
Diluted                                                   44,713,219               35,560,091          44,713,219        35,560,091

The accompanying notes are an integral part of these financial statements.

                       F-2





               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)



                                                                             Additional        Common         Shares
                                         Common Stock                          Paid-In          stock      Committed to Subscription
                                           Shares            Amount            Capital       subscribed      Be issued    Receivable
                                       ---------------- -----------------  ---------------- -------------- -------------------------

                                       ---------------- -----------------  ---------------- -------------- -------------------------
Balance - April 30, 2008 (restated)       35,560,091             3,556         2,419,032         10,000                      (3,000)
                                       ---------------- -----------------  ---------------- -------------- -------------------------
Net loss                                           -                 -                 -                             -            -
                                       ---------------- -----------------  ---------------- -------------- -------------------------
Balance - April 30, 2009                  35,560,091             3,556         2,419,032         10,000              -       (3,000)
                                       ================ =================  ================ ============== =========================
Stock issued for royalties                    10,000                 -               404              -              -            -
Stock issued to directors                    106,250                11             4,239              -              -            -
Stock issued for the purchase of HGB*     11,000,000             1,100           658,900              -              -            -
Net loss                                           -                 -                 -              -              -            -
                                       ---------------- -----------------  ---------------- -------------- -------------------------
Balance - October 31, 2009                46,676,341           $ 4,667       $ 3,082,575       $ 10,000            $ -     $ (3,000)
                                       ================ =================  ================ ============== =========================

* - Harbor Guard Boats

The accompanying notes are an integral part of these financial statements.

                                      F-3




(continued)

               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                                     Accumulated
                                                       Deficit         Totals
                                                 -------------------------------

                                                 -------------------------------
Balance - April 30, 2008 (restated)                   (2,929,850)      (500,262)
                                                 -------------------------------
Net loss                                              (1,768,434)    (1,768,434)
                                                 -------------------------------
Balance - April 30, 2009                              (4,698,284)    (2,268,696)
                                                 ===============================
Stock issued for royalties                                     -            404
Stock issued to directors                                      -          4,250
Stock issued for the purchase of HGB*                          -        660,000
Net loss                                                (401,275)      (401,275)
                                                 -------------------------------
Balance - October 31, 2009                          $ (5,099,559)  $ (2,005,317)
                                                 ===============================


* - Harbor Guard Boats

The accompanying notes are an integral part of these financial statements.



              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                 Six Months Ended
                                                             October 31,
                                                                2009          2008
                                                            ---------------------------
Cash flows from operating activities:
      Net loss                                                 $ (401,275)   $ (81,052)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock expenses                                  2,071          550
             Depreciation expenses                                 88,621       28,572
             Impairment loss on investment                              -            -
             Gain on settlement of accounts payable                  (693)           -
             Write-off of fixed assets                                885            -
     Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable             3,166            -
             (Increase) decrease in inventory                    (115,041)      (2,889)
             Increase (decrease) in accounts payable
               and accrued liabilities                            259,563      (16,515)
              Increase (decrease) in customer deposits             85,210       37,200
                                                            ---------------------------
     Total adjustments                                            323,782       46,918
                                                            ---------------------------
Net cash (used) received in operating activities                  (77,493)     (34,134)
                                                            ---------------------------
Cash flows from investing activities:
        Purchase of fixed assets                                        -         (138)
                                                            ---------------------------
Net cash used in investing activities                                   -         (138)
                                                            ---------------------------
Cash flows from financing activities:
      Bank overdraft                                                    -          (20)
      Proceeds from notes payables - related party                 15,450        6,358
      Payments to notes payables - related party                  (44,856)           -
      Proceeds from note payable                                   25,000       37,325
      Proceeds from lines of credit & credit cards                 53,432            -
      Payments on lines of credit & credit cards                  (20,904)      (9,376)
      Proceeds from related party - short-term borrowings
            from shareholders                                      26,094            -
      Payment to related party - short-term borrowings
            from shareholders                                     (12,885)           -
                                                            ---------------------------
Net cash provided by financing activities                          41,331       34,287
                                                            ---------------------------
Net increase (decrease) in cash and cash equivalents              (36,162)          15

Cash and cash equivalents - beginning of period                    36,576            -
                                                            ---------------------------
Cash and cash equivalents - end of period                           $ 414         $ 15
                                                            ===========================
Supplemental disclosure of cash flow information:
    Interest Paid                                                     $ -          $ -
                                                            ===========================
    Taxes paid                                                        $ -          $ -
                                                            ===========================
Non-cash financing and investing activities:
  Increase in office equipment and tools
    and related party notes payable                                   $ -          $ -
                                                            ===========================
  Stock issued for compensation                                   $ 1,938          $ -
                                                            ===========================

      The accompanying notes are an integral part of these financial statements.

                            F-5



PART I. - FINANCIAL INFORMATION


              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                    For the six months ended October 31, 2009
                                   (Unaudited)

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

The Company, under its two wholly owned subsidiaries, Harbor Guard Boats, Inc. ("HGB") and Medina Marine, Inc., plans to manufacture and sell recreational and commercial boats. The Company formed Medina Marine, Inc., as a wholly owned subsidiary of the Company. Medina Marine was incorporated in the State of California on May 22, 2006 to manufacture and sell fire rescue, rescue and recreational boats.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2009, the Company's current liabilities exceeded its current assets by $2,790,424. Also, the Company's operations generated $694 in revenue during the three months period ended October 31, 2009 and the Company's accumulated deficit is $5,099,559.

We have taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue in the subsequent year. Management devoted considerable effort during the period ended October 31, 2009 towards management of liabilities and improving our operations.

The future success of the Company is likely dependent on its ability to obtain additional capital to produce proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

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


Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At October 31, 2009 and April 30, 2009, the Company had no balance in its allowance for doubtful accounts.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs during the six months period ended October 31, 2009 in the amount of $2,614.

Inventory

We carry our inventories at the lower of their cost or market value. Cost is determined using first-in, first-out ("FIFO") method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Fixed Assets

Capital assets are stated at cost. Equipment consisting of molds is stated at cost. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are expensed as incurred.


---------------------------------------------- ------------------
Property and Equipment                         No. of Years
---------------------------------------------- ------------------
Molds                                                  7
Manufacturing Tools                                    5
Computers                                              3
Furniture                                              3
Manufacturing tool HGB - used                          3
Office Equipments                                      3
Office Phone                                           3
---------------------------------------------- ------------------

Long Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance. Impairment losses are required to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

Issuance of Shares for Service

The Company accounts for employee and non-employee stock awards, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Fair Value of Financial Instruments

The Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats, domestically and internationally. The Company does not separate sales activities into different operating segments. There was $694 revenue earned by the Company during the period ended October 31, 2009. Revenue generated from repair and logistics.

Recently issued accounting pronouncements
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. Related Party Transactions

As of October 31, 2009 the Company owed to a related party shareholder in the amount of $880,448, incurred as part of the purchase transaction of Modena Sports Design, LLC (currently Harbor Guard Boats, Inc.).

The Company leases building space from the same party on a verbal, month to month basis for approximately $6,000 per month plus various costs. Rent expenses incurred by the Company during the six months period ended October 31, 2009 was $36,000.

NOTE 4. Inventory

As of October 31, 2009 and April 30, 2009, inventory consisted of the following:

-------------------------------------------------------------------- -----------
                         Item                          October 31      April 30,
-------------------------------------------------------------------- -----------
                                                          2009           2009
                                                          ----           ----

Raw materials and supplies                               $ 31,699       $ 39,410
Work in progress                                          493,823        344,594
Finished goods                                                  -         26,477
                                                        --------------- --------
Total Inventory                                        $ 525,522       $ 410,481
------------------------------------------------------- -------------- ---------


NOTE 5. Fixed Assets

As of October 31, 2009 and April 30, 2009, fixed assets consisted of the following:


---------------------------------------------------- --------------- -----------
                Property and Equipment                 October 31      April 30,
-------------------------------------------------------------------- -----------
                                                          2009            2009
                                                          ----            ----

Machinery and equipment; including molds & tools    $ 1,053,558     $ 1,053,558
Computers                                                13,535          14,420
Furniture and fixtures                                    2,080           3,120
Office equipments                                         3,200           3,200
Fire Extinguisher                                           500             500
                                                            ---             ---
 Total property and equipment                         1,072,873       1,074,798
Less: Accumulated Depreciation                         (287,746)       (200,703)
                                                 --------------- ---------------
Total property and equipment                          $ 785,127        $ 874,095
------------------------------------------------ --------------  ---------------

NOTE 6. Accrued Liabilities

Our accrued liabilities as of October 31, 2009 and April 30, 2009 are as follows:

----------------------------------------------------------------- --------------
                 Accrued Liabilities                   October 31      April 30,
----------------------------------------------------------------- --------------
                                                          2009           2009
                                                          ----           ----

Interest - shareholders' loan                           $ 79,281       $ 42,225
Interest - related party                                   6,000          4,000
Interest - notes payable                                   2,206          1,636
Payroll                                                  472,761        296,694
Warranty liabilities                                      35,621         33,000
                                                  --------------- --------------
Total accrued liabilities                              $ 595,869      $ 377,555
----------------------------------------------------------------  --------------

NOTE 7. Short-Term Debt

Our short-term debt as of October 31, 2009 and April 30, 2009 are as follows:


----------------------------------------------------------------- --------------
                Financial Institutions                October 31      April 30,
----------------------------------------------------------------- --------------
                                                         2009           2009
                                                         ----           ----

Line of Credit
Citi Bank                                               $ 94,932       $ 75,347

Credit Card
Advanta                                                    8,767          9,240
American Express - 1                                      33,077         33,842
American Express - 2                                      33,999         33,751
Bank of America                                           38,412         37,363
Citi Bank -1                                              33,290         30,276
Wells Fargo Bank                                          25,263         26,258
Wells Fargo Bank - 2                                      22,599         16,385
Citi Bank - 2                                              3,140          2,890
Citi Bank -3                                               4,401              -
                                                    -------------- -------------
Total short-term debt                                  $ 297,880      $ 265,352
------------------------------------------------------------------ -------------


As of October 31, 2009 the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis, since year 2008, at an interest rate of 8.75%. The outstanding balance for this credit card was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 8. Risk Management Activities

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

NOTE 9. Customer Deposit

Deposit from customers consists of the following:

----------------------------------------------------------------- --------------
                  Customer Deposits                    October 31      April 30,
----------------------------------------------------------------- --------------
                                                          2009           2009
                                                          ----           ----

Deposit for commercial boats                           $ 307,615      $ 222,405
Deposit for recreational boats                            20,500         20,500
                                                  --------------- --------------
Total customer deposits                                $ 328,115      $ 242,905
----------------------------------------------------------------  --------------

NOTE 10. Notes Payable


----------------------------------------------------------------- --------------
                    Notes Payable                      October 31      April 30,
----------------------------------------------------------------- --------------
                                                          2009           2009
                                                          ----           ----

Notes payable - related party                           $ 50,000       $ 50,000
Notes payable - others                                    39,000         14,000
                                                  --------------- --------------
Total notes payable                                     $ 89,000       $ 64,000
---------------------------------------------------------------- ---------------


As of October 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears at 8% interest, and is currently due.

As of October 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $4,000, which bears no interest and is currently due.

As of October 31, 2009, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest. Interest accrued to date $6,000.

As of October 31, 2009, the Company had an unsecured note payable with an unrelated party in the amount of $25,000, which bears $2,500 interest and is currently due.

NOTE 11. Shareholders' Loans

At October 31 2009, Shareholders' loans consisted of the following:

----------------------------------------------------------------- --------------
                 Shareholders' Loans                   October 31      April 30,
----------------------------------------------------------------- --------------
                                                          2009           2009
                                                          ----           ----

Daniel Medina, President                               $ 129,400      $ 107,399
Madhava Rao Mankal, Chief Financial Officer              195,521        204,313
                                                  --------------- --------------
                                                  -------------- ---------------
Total Shareholders' Loans                              $ 324,921      $ 311,712
Shareholders'  loan from  shareholder  of the Company,
unsecured, 10% interest per annum, due on demand
--------------------------------------------------------------------------------

From time to time, shareholders' are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 12. Stockholders' Equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. As of October 31, 2009, the Company had 46,676,341 shares of its common stock issued and outstanding. As of April 30, 2009, the Company had 35,560,091 shares of its common stock issued and outstanding. The following table presents shares issued during the six months period ended October 31, 2009.

--------------------------------------------------------------------------------
        Shares issued during the six months period ended October 31, 2009
--------------------------------------------------------------------------------
Shares issued to directors                                              106,250
Shares issued for royalty                                                10,000
Shares issued for the purchase of Harbor Guard Boats                 11,000,000
                                                           ---------------------
                                                           ---------------------
Total shares issued during the period                                11,116,250
---------------------------------------------------------- ---------------------


Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series A preferred stock ("Series A"). The Series A has a stated value $12,000 per share, each one share of Series A is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series A is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series A could be converted into. No preferred shares were issued or outstanding at October 31, 2009.

Stock Subscriptions Payable

At October 31, 2009, the Company had an obligation to issue 20 Series A preferred shares for consideration already rendered in the amount of $240,000.

NOTE 13. Commitments

Operating Leases

The Company rents a 5,000 square-foot manufacturing facility for $6,000 per month, on a verbal month-to-month basis, at 2051 Placentia Ave., Costa Mesa, CA 92627. This facility is owned by a related party, the CEO of Harbor Guard Boats, Inc. We have incurred $36,000 in rental expenses for the six months period ended October 31, 2009.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. These license agreements typically provide for small periodic renewal payments, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

Note 14 Subsequent Events

The Company has evaluated it activities subsequent to the quarter ended October 31, 2009 and found no reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-Q contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc.,""Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K filed by the Company.

Overview

We are in the business of delivering products and services to aid organizations and personnel who risk their lives to save others. We design, manufacture, test, deliver, and support fire rescue, rescue, and patrol watercrafts (commercial). Our products are sold to fire, search & rescue, emergency, police, defense, and military departments in the United States and abroad. Fire departments have been our largest customers and we rely heavily on government funded departments to achieve sales and continue our operations.

In addition, we also manufacture two models of recreational watercrafts.

Key Challenges

We face numerous challenges to sustain our operations. We have identified some of the challenges we continue to face:

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

Strategy

Our business strategy is to deliver products and services to aid organizations and personnel who risk their lives to save others. Our intent is to not only manufacture high quality watercrafts, but also to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

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

          e)   Retain and provide opportunities for growth to our employees;

Results of Operations

For the Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008

Our Company has earned revenues of $694 for the three months period ended October 31, 2009 as compared to none for the three months period ended October 31, 2008. Revenues during the three months ended October 31, 2009, were a result of our work in spare parts and logistics. We did not generate any revenue from sales of our products during the three months period ended October 31, 2009 and October 31, 2008.

During the three months ended October 31, 2009, we incurred a cost of goods sold of $46,369 compared to none during the three months ended October 31, 2008. The increase of $46,369 was a result of the increase in operational activities, which includes depreciation expenses.

During the three months ended October 31, 2009, we incurred general and administrative expenses of $118,539 compared to $35,995 during the three months ended October 31, 2008. The $82,544 increase in general and administrative expenses for the three months period ended October 31, 2009 was mainly due to the accrual of management salary of $90,000. The Company also decreased rental expense in the amount of $9,000 during the three months period ended October 31, 2009, as compared with that of the same period ended October 31, 2008. The Company moved its operations from San Bernardino International Airport to Costa Mesa, California.

During the three months ended October 31, 2009, the Company incurred selling and marketing expenses of $2,763 compared to none during the three months ended October 31, 2008. The increase of $2,763 in selling expenses during the three months period ended October 31, 2009 compared to the three months period ended October 31, 2008, was primarily due to the advertising costs of $2,614.

During the three months ended October 31, 2009, the Company recognized a net loss of $190,066 compared to $44,381 during the three months ended October 31, 2008. Increase of $145,685 was a result of the $82,544 increase in general and administrative expenses combined with the $46,369 increase in cost of goods sold.

For the Six Months Ended October 31, 2009 Compared to the Six Months Ended October 31, 2008

Our Company has earned revenues of $1,564 for the six months period ended October 31, 2009 as compared to none for the six months period ended October 31, 2008. Revenues during the six months ended October 31, 2009, were a result of our work in spare parts and logistics. We did not generate any revenue from sales of our products during the six months period ended October 31, 2009 and October 31, 2008.

During the six months ended October 31, 2009, we incurred a cost of goods sold of $97,130 compared to none during the six months ended October 31, 2008. The increase of $97,130 was a result of the increase in operational activities, which includes depreciation expenses.

During the six months ended October 31, 2009, we incurred general and administrative expenses of $256,680 compared to $63,501 during the six months ended October 31, 2008. The $193,179 increase in general and administrative expenses for the six months period ended October 31, 2009 was mainly due to the accrual of management salary of $188,000 and professional fees of $16,018, compared to professional fees of $11,228 for the same period ended October 31, 2008. The Company also decreased rental expense in the amount of $18,000 during the six months period ended October 31, 2009, as compared with that of the same period ended October 31, 2008. The Company moved its operations from San Bernardino International Airport to Costa Mesa, California.

During the six months ended October 31, 2009, we incurred research and development expenses of $1,370 compared to none during the six months ended October 31, 2008.

During the six months ended October 31, 2009, the Company incurred selling and marketing expenses of $3,050 compared to none during the six months ended October 31, 2008. The increase of $3,050 in selling expenses during the six months period ended October 31, 2009 compared to the six months period ended October 31, 2008 was primarily due to the advertising costs of $2,614.

During the six months ended October 31, 2009, the Company recognized a net loss of $401,275 compared to $81,052 during the six months ended October 31, 2008. Increase of $320,223 was a result of the $193,179 increase in general and administrative expenses combined with the $97,130 increase in cost of goods sold.


Liquidity and Capital Resources

As of October 31, 2009, the Company had $414 cash on hand, an inventory of $525,522 and net fixed assets of $785,127. The Company's total current liabilities were $3,316,380 as of October 31, 2009, which was represented mainly accounts payable of $560,147, accrued liabilities of $595,869, deposits from customers of $328,115, short-term debt of $297,880, notes payable of $89,000 and short-term borrowings from shareholders totaling $324,921. In addition, stock subscription payable of $240,000 and note payable for the acquisition of $880,448 are included in the current liabilities. At October 30, 2009, the Company's current liabilities exceeded current assets by $2,790,444.


The Company used $77,493 in operating activities for the six months period ended October 31, 2009 compared to usage of $34,134 for six months period ended October 31, 2008.

The Company did not provide or use any cash in investing activities for the six months period ended October 31, 2009 compared to usage of $138 for six months period ended October 31, 2008.

During the six months period ended October 31, 2009, the Company obtained $41,331 from financing activities, which included the $53,432 increase in the lines of credits and credit cards held by the Company. The Company also obtained $25,000 through the issuance of notes payable and $26,094 in short-term borrowings from related party. The Company also made payments to short-term borrowings from related party, lines of credit and credit cards, and notes payables in the amount of $12,885, $20,904, and $44,856, respectively. During the six months period ended October 31, 2008, the Company obtained $34,287 from financing activities, which included the $9,376 decrease in the lines of credits held by the Company and obtained $37,325 through the issuance of notes payables.

The Company has an accumulated deficit, as of October 31, 2009, of $5,099,559 compared to October 31, 2008 of $4,698,284.

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

As of October 31, 2009, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2009, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2009, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2009, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2009 and 2008, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $3,316,380, no significant cash, minimal other assets, and no capital commitments.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

  NONE

ITEM 1A. RISK FACTORS     -

  NONE

ITEM 2. CHANGES IN SECURITIES -

The following additional common shares were issued during period of May 1, 2009 through October 31, 2009:

     a) 10,000 common shares were issued for the royalty payable valued at $404 at the market rate of $0.04.

     b) 106,250 common shares were issued to Directors for services valued at $4,250 at the market rate of $0.04.

     c) 11,000,000 common shares were issued in lieu of the HGB acquisition agreement valued at market value of $660,000 at the rate of $0.06.

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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: December 15, 2009                     By: /s/ Daniel Medina
                                             -----------------------------------
                                             Daniel Medina,
                                             President


Dated: December 15, 2009                     By: /s/ Madhava Rao Mankal
                                             -----------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer