Form 10-Q
period 2010-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-03-17
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2010

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


                      No. 1802 Pomona Rd., Corona, CA 92880
                 -----------------------------------------------
                    (Address of principal executive offices)

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

As of March 2, 2010, there were 46,846,747 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                   Page
                                                                                           ----
Consolidated Balance Sheets - January 31, 2010 and April 30, 2009                          F-1

Consolidated Statement of Operations -
   Three months and nine months ended January 31, 2010 and 2009                            F-2


Statement of Changes in Stockholders' Equity (Deficit)                                     F-3

Statement of Cash Flows -
   Nine months ended January 31, 2010 and 2009                                             F-5

Notes to Consolidated Financial Statements                                                 F-6

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  1

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable          7

Item 4. Controls and Procedures                                                              8

Item 4T. Controls and Procedures                                                             8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                                    9

Item 1A. Risk Factors - Not Applicable                                                       9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                          9

Item 3. Defaults Upon Senior Securities - Not Applicable                                     10

Item 4.(Removed and Reserved)                                                                10

Item 5. Other Information - Not Applicable                                                   10

Item 6. Exhibits                                                                             10

SIGNATURES                                                                                   11



PART I. - FINANCIAL INFORMATION



                      MEDINA INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                   January 31,        April 30,
                                                                                      2010              2009
                                                                                   (Unaudited)        (Audited)

                                     ASSETS
Current Assets:
Cash                                                                                       $ 100          $ 36,576
Receivables                                                                              125,420             3,166
Inventory                                                                                 96,780           410,481
                                                                                 ----------------  ----------------
Total current assets                                                                     222,300           450,223

Fixed Assets:                                                                          1,072,873         1,074,798
Accumulated depreciation                                                                (331,801)         (200,703)
                                                                                 ----------------  ----------------
Total fixed assets                                                                       741,072           874,095

                                                                                 ----------------  ----------------
TOTAL ASSETS                                                                           $ 963,372       $ 1,324,318
                                                                                 ================  ================
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                                       $ 563,765         $ 518,898
Accrued liabilities                                                                      584,920           377,555
Short term debt                                                                          222,957           265,352
Customer deposit                                                                         117,905           242,905
Stock subscription payable                                                               240,625           902,738
Notes payable                                                                             89,000            64,000
Related party payable                                                                    873,974           909,854
Related Parties - short-term borrowings from shareholders                                388,339           311,712
                                                                                 ----------------  ----------------
Total current liabilities                                                              3,081,485         3,593,014

Stockholders' equity (deficit):
Preferred stock, $.00001 par value, 10,000,000 shares
authorized, none issued and outstanding                                                        -                 -
Common stock, $0.0001 par value, 100,000,000 shares
authorized, 46,846,747 and 35,560,091 shares
issued and outstanding on January 31, 2010 and April 30, 2009, respectively                4,685             3,556
Additional paid-in capital                                                             3,096,597         2,419,032
Common stock subscribed (100,000 shares)                                                       -            10,000
Subscription to be received                                                                    -            (3,000)
Accumulated deficit                                                                   (5,219,395)       (4,698,284)
                                                                                 ----------------  ----------------
Total stockholders' equity (deficit)                                                  (2,118,113)       (2,268,696)

                                                                                 ----------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   $ 963,372       $ 1,324,318
                                                                                 ================  ================
   The accompanying notes are an integral part of these financial statements.

                                      F-1




              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    For the three months ended January 31,     For the nine months ended January 31,
                                                         2010                  2009                   2010                2009
                                                         ----                  ----                   ----                ----

Sales, net                                                 $ 541,418                 $ 42,320           $ 542,982          $ 42,320
Cost of Goods Sold                                           502,076                   15,551             599,206            15,551
                                                  --------------------------------------------  ------------------------------------
Gross Profit (Loss)                                           39,342                   26,769             (56,224)           26,769


General and administrative expenses                          123,237                   45,919             379,224           109,420
Selling and marketing expenses                                27,755                        -              30,805                 -
Research and development expenses                                  -                        -               1,370                 -
                                                  --------------------------------------------  ------------------------------------
Loss from operations                                        (111,650)                 (19,150)           (467,623)          (82,651)
Other income                                                       -                        -               3,643                90
Interest expense                                              (8,187)                  (8,164)            (57,131)          (25,804)
                                                  --------------------------------------------  ------------------------------------
Net other income                                              (8,187)                  (8,164)            (53,488)          (25,714)

Loss before income tax (expense) benefit                    (119,837)                 (27,314)           (521,111)         (108,365)
Income tax (expense) benefit                                       -                        -                   -                 -
                                                  --------------------------------------------  ------------------------------------
Net Loss from Operations                                  $ (119,837)                $(27,314)         $ (521,111)       $ (108,365)
                                                  ============================================  ====================================

Net loss per share:
Basic                                                       $ (0.003)                $ (0.001)           $ (0.011)         $ (0.003)
Diluted                                                     $ (0.003)                $ (0.001)           $ (0.011)         $ (0.003)

Weighted average number of shares outstanding:
Basic                                                     45,438,149               35,660,091          45,438,149        35,660,091
Diluted                                                   45,438,149               35,660,091          45,438,149        35,660,091

The accompanying notes are an integral part of these financial statements.

                                       F-2





               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                             Additional        Common         Shares
                                         Common Stock                          Paid-In          stock      Committed to Subscription
                                           Shares            Amount            Capital       subscribed      Be issued    Receivable
                                       ---------------- -----------------  ---------------- -------------- -------------------------

Balance - April 30, 2008 (restated)         35,560,091             3,556         2,419,032         10,000              -     (3,000)
                                       ---------------- -----------------  ---------------- -------------- -------------------------
Net loss                                             -                 -                 -              -              -          -
                                       ---------------- -----------------  ---------------- -------------- -------------------------
Balance - April 30, 2009                    35,560,091             3,556         2,419,032         10,000              -     (3,000)
                                       ================ =================  ================ ============== =========================
Stock issued for royalties                      10,000                 0                48              -              -          -
Stock issued to directors                      106,250                11             4,595              -              -          -
Stock issued for the purchase of HGB*       11,000,000             1,100           658,900                             -
Stock issued for cash                          100,000                10             6,990        (10,000)             -      3,000
Stock issued in lieu of rent                    70,406                 8             7,032
Net loss                                             -                 -                 -              -              -          -
                                       ---------------- -----------------  ---------------- -------------- -------------------------
Balance - January 31, 2010                  46,846,747           $ 4,685       $ 3,096,597            $ -            $ -        $ -
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

                                       F-3



               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

(continued)

                                                Accumulated
                                                  Deficit         Totals
                                            -------------------------------

Balance - April 30, 2008 (restated)              (2,929,850)      (500,262)
                                            -------------------------------
Net loss                                         (1,768,434)    (1,768,434)
                                            -------------------------------
Balance - April 30, 2009                         (4,698,284)    (2,268,696)
                                            ===============================
Stock issued for royalties                                -             48
Stock issued to directors                                 -          4,606
Stock issued for the purchase of HGB*                     -        660,000
Stock issued for cash                                     -              -
Stock issued in lieu of rent                              -          7,040
Net loss                                           (521,111)      (521,111)
                                            -------------------------------
Balance - January 31, 2010                     $ (5,219,395)  $ (2,118,113)
                                            ===============================

* - Harbor Guard Boats


The accompanying notes are an integral part of these financial statements.



              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                Nine Months Ended
                                                                    January 31,

                                                                2010          2009
                                                            ---------------------------
Cash flows from operating activities:
      Net loss                                                 $ (521,111)  $ (108,365)
                                                            ---------------------------
      Adjustments to reconcile net loss to net cash
         used in operating activities:
             Common stock expenses                                  9,581          675
                                                            ---------------------------
             Depreciation expenses                                131,098       42,829
                                                            ---------------------------
             Impairment loss on investment                              -       24,500
                                                            ---------------------------
             Gain on settlement of accounts payable                     -            -
                                                            ---------------------------
             Write-off of fixed assets                              1,925            -
                                                            ---------------------------
     Changes in operating assets and liabilities:
                                                            ---------------------------
             (Increase) decrease in accounts receivable          (122,254)           -
                                                            ---------------------------
             (Increase) decrease in inventory                     313,701       12,307
                                                            ---------------------------
             Increase (decrease) in accounts payable                    -            -
                                                            ---------------------------
             and accrued liabilities                              329,591       (3,044)
                                                            ---------------------------
             Increase (decrease) in customer deposits            (125,000)      16,000
                                                            ---------------------------
     Total adjustments                                            538,642       93,267
                                                            ---------------------------
Net cash (used) received in operating activities                   17,531      (15,098)
                                                            ---------------------------
Cash flows from investing activities:
        Purchase of fixed assets                                        -        (138)
                                                            ---------------------------
Net cash used in investing activities                                   -         (138)
                                                            ---------------------------
Cash flows from financing activities:
                                                            ---------------------------
      Bank overdraft                                                    -          (68)
                                                            ---------------------------
      Proceeds from notes payables - related party                      -       24,213
                                                            ---------------------------
      Payments to notes payables - related party                  (35,880)           -
                                                            ---------------------------
      Proceeds from note payable                                   25,000            -
                                                            ---------------------------
      Proceeds from lines of credit & credit cards                 65,976            -
                                                            ---------------------------
      Payments on lines of credit & credit cards                 (108,370)      (8,778)
                                                            ---------------------------
      Proceeds from related party - short-term borrowings
            from shareholders                                        (733)           -
                                                            ---------------------------
      Payment to related party - short-term borrowings
            from shareholders                                           -           -
                                                            ---------------------------
Net cash provided by financing activities                         (54,007)      15,367
                                                            ---------------------------

Net increase (decrease) in cash and cash equivalents              (36,476)         131

Cash and cash equivalents - beginning of period                    36,576            -
                                                            ---------------------------
Cash and cash equivalents - end of period                           $ 100        $ 131
                                                            ===========================
Supplemental disclosure of cash flow information:
    Interest Paid                                                $ 24,570     $ 25,804
                                                            ===========================
    Taxes paid                                                        $ -          $ -
                                                            ===========================

Non-cash financing and investing activities:
  Increase in office equipment and tools
    and related party notes payable                                   $ -        $ 138
                                                            ===========================
  Stock issued for compensation                                   $ 9,581        $ 675
                                                            ===========================

      The accompanying notes are an integral part of these financial statements.

                                       F-5



              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                   For the nine months ended January 31, 2010
                                   (Unaudited)

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2010, the Company's current liabilities exceeded its current assets by $2,859,185. Also, the Company's operations generated $541,418 in revenue during the current period ended and the Company's accumulated deficit is $5,219,395.

We have taken various steps to revise our operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2010 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the fiscal year.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At January 31, 2010 and April 30, 2009, the Company had no balance in its allowance for doubtful accounts.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs during the nine months period ended January 31, 2010 of $0.

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


-------------------------------------- ---------------
Property and Equipment                 No. of Years
-------------------------------------- ---------------
Molds                                        7
Manufacturing Tools                          5
Computers                                    3
Furniture                                    3
Manufacturing tool HGB - used                3
Office Equipments                            3
Office Phone                                 3
-------------------------------------- ---------------

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats. Sales each year were sold domestically and internationally. The Company does not separate sales activities into different operating segments. There was $542,982 revenue earned by the Company during the nine moth period ended January 31, 2010. Revenue generated from repair and logistics.

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

NOTE 3. Related Party Transactions

As of January 31, 2010 the Company owed $873,974 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC (currently Harbor Guard Boats, Inc.).

The Company rented a 5,000 square-foot manufacturing facility for $6,000 per month, on a verbal month-to-month basis, at 2051 Placentia Ave., Costa Mesa, CA 92627. This facility is owned by a related party, CEO of Harbor Guard Boats, Inc. We have incurred $54,000 in rental expenses for the nine months period ended January 31, 2010. This premise was used up to the month ended February 2010.

NOTE 4. Inventory

As of January 31, 2010 and April 30, 2009, inventory consisted of the following:

--------------------------------------------------------------------------------
                         Item                         January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Raw materials and supplies                               $31,699       $ 39,410
Work in progress                                          65,081        344,594
Finished goods                                                 -         26,477
                                                        ----------- ------------
Total Inventory                                         $ 96,780      $ 410,481
--------------------------------------------------------------------------------

NOTE 5. Fixed Assets

As of January 31, 2010 and April 30, 2009, fixed assets consisted of the following:


--------------------------------------------------------------------------------
                Property and Equipment                January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Machinery and equipment; including molds & tools       $ 1,053,558  $1,053,558
Computers                                                   13,535      14,420
Furniture and fixtures                                       2,080       3,120
Office equipments                                            3,200       3,200
Fire Extinguisher                                              500         500
                                                               ---         ---
 Total property and equipment                            1,072,873   1,074,798
Less: Accumulated Depreciation                            (331,801)   (200,703)
                                                        ------------ -----------
Total property and equipment                             $ 741,072   $ 874,095
--------------------------------------------------------------------------------

NOTE 6. Accrued Liabilities

Our accrued liabilities as of January 31, 2010 and April 30, 2009 are as follows:

--------------------------------------------------------------------------------
                 Accrued Liabilities                  January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Interest - shareholders' loan                           $ 11,130       $ 42,225
Interest - related party                                   7,000          4,000
Interest - notes payable                                   2,488          1,636
Payroll                                                  529,003        296,694
Warranty liabilities                                      35,299         33,000
                                                        ----------- ------------
Total accrued liabilities                              $ 584,920      $ 377,555
--------------------------------------------------------------------------------

NOTE 7. Short-term debt as of January 31, 2010 and April 30, 2009 are as follows:

--------------------------------------------------------------------------------
                Financial Institutions                January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Line of Credit
Citi Bank                                               $ 94,932       $ 75,347

Credit Card
Advanta                                                    8,428          9,240
American Express - 1                                      21,578         33,842
American Express - 2                                           0         33,751
Bank of America                                           39,373         37,363
Citi Bank -1                                                   0         30,276
Wells Fargo Bank                                          28,970         26,258
Wells Fargo Bank - 2                                      22,600         16,385
Citi Bank - 2                                              2,669          2,890
Citi Bank -3                                               4,408              -
                                                        ---------- -------------
Total short-term debt                                  $ 222,958      $ 265,352
--------------------------------------------------------------------------------


As of January 31, 2010 the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this credit card was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 8. Risk Management Activities

Foreign Currency

The majority of our business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on our business.

Commodity Prices

We are exposed to market risk from changes in commodity prices. The cost of our products could increase, and if the prices of fiberglass and/or aluminum increases significantly, it will further decrease our ability to attain profitable operations. We are not involved in any purchase commitments with any of our vendors.

Insurance

We are exposed to several risks, including fire, earthquakes, theft, and key person liabilities. We do not carry any insurance for these risks, other than general liability insurance, which will adversely affect our operations if any of these risks materialize.

NOTE 9. Customer Deposit

Deposit from customers as of January 31, 2010 and April 30, 2009 are as follows:

--------------------------------------------------------------------------------
                  Customer Deposits                   January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Deposit for commercial boats                            $ 97,905      $ 222,405
Deposit for recreational boats                            20,000         20,500
                                                        ----------- ------------
Total customer deposits                                $ 117,905      $ 242,905
--------------------------------------------------------------------------------

NOTE 10. Notes Payable as of January 31, 2010 and April 30, 2009 are as follows:


--------------------------------------------------------------------------------
                    Notes Payable                     January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Notes payable - related party                           $ 50,000       $ 50,000
Notes payable - others                                    39,000         14,000
                                                        ----------- ------------
Total notes payable                                     $ 89,000       $ 64,000
--------------------------------------------------------------------------------


As of January 31, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears at 8% interest, and is currently due.

As of January 31, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $4,000, which bears no interest and is currently due.

As of January 31, 2010, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest. Interest accrued to date $7,000.

As of January 31, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $25,000, which bears $2,500 interest.

NOTE 11. Shareholders' Loans

Shareholders' loans as of January 31, 2010 and April 30, 2009 are as follows:

--------------------------------------------------------------------------------
                 Shareholders' Loans                  January 31      April 30,
--------------------------------------------------------------------------------
                                                         2010           2009
                                                         ----           ----

Daniel Medina, President                               $ 143,339      $ 107,399
Madhava Rao Mankal, Chief Financial Officer              245,000        204,313
                                                        ----------- ------------
Total Shareholders' Loans                              $ 388,339      $ 311,712
Shareholders'  loan from  shareholder  of the Company,
unsecured, 8.5% interest per annum, due on demand
--------------------------------------------------------------------------------

From time to time, shareholders' are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 12. Stockholders' Equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. As of January 31, 2010, the Company had 46,846,747 shares of its common stock issued and outstanding. As of April 30, 2009, the Company had 35,560,091 shares of its common stock issued and outstanding.

--------------------------------------------------------------------------
Shares issued during the nine months period ended January 31, 2010
--------------------------------------------------------------------------
Shares issued to directors                                        106,250
Shares issued for royalty                                          10,000
Shares issued for Rent                                             70,406
Shares issued for the purchase of Harbor Guard Boats           11,000,000
                                                           ---------------
Total shares issued during the period                          11,186,656
--------------------------------------------------------------------------


Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series A preferred stock ("Series A"). The Series A has a stated value $12,000 per share, each one share of Series A is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series A is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series A could be converted into. No preferred shares were issued or outstanding at January 31, 2010.

Stock Subscriptions Payable

At January 31, 2010, the Company had an obligation to issue 20 Series A preferred shares for consideration already rendered of $240,000.

NOTE 13. Commitments

Operating Leases

The Company rented a 5,000 square-foot manufacturing facility for $6,000 per month, on a verbal month-to-month basis, at 2051 Placentia Ave., Costa Mesa, CA 92627. This facility is owned by a related party, CEO of Harbor Guard Boats, Inc. We have incurred $54,000 in rental expenses for the nine months period ended January 31, 2010. This premise was used up to the month ended February 2010.

The Company entered into three years lease of building space for approximately $3,490 per month at 1802 Pomona Rd., Corona, CA 92880. Rent expenses incurred by the Company during the nine months period ended January 31, 2010 was $54,000.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for small periodic renewal payments, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

Note 14. Subsequent Events

1.   Company  has  moved  its  operation  from  Costa  Mesa,  CA 92627 to Corona
     CA 92880.

2. Company also converted officers outstanding salaries in the amount of $413,500 to 4,135,000 common shares at an agreed price of $0.10.

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

Results of Operations

For the Three Months Ended January 31, 2010 Compared to the Three Months Ended January 31, 2009

Our Company has earned revenues of $541,418 for the three months period ended January 31, 2010 as compared to $42,320 for the three months period ended January 31, 2009. Revenues during the three months ended January 31, 2010, were a result of sale of two boats compared to one boat for the same period in the prior year.

During the three months ended January 31, 2010, we incurred a cost of goods sold of $502,076 compared to $15,551 during the three months ended January 31, 2009. The increase of $486,525 was a result of the increase in the size of the boats manufactured compared to that of the prior year.

During the three months ended January 31, 2010, we incurred general and administrative expenses of $123,237 compared to $45,919 during the three months ended January 31, 2009. The increase in general and administrative expenses for the three months period ended January 31, 2010 of $77,318, or 168.38%, was mainly due to the was mainly due to the accrual of management salary of $84,500. The Company also increased rental expense in the amount of $18,000 during the three months period ended January 31, 2010, as compared with that of the same period ended January 31, 2009 since the Company moved its operations from San Bernardino International Airport to Costa Mesa, California.

During the three months ended January 31, 2010, the Company incurred selling and marketing expenses of $27,755 compared to $0 during the three months ended January 31, 2009. The increase of $27,755 in selling expenses during the three months period ended January 31, 2010 was mainly due to $8,550 commission on sales, $7,500 freight on delivery, $10,285 bad debt and $1,312 travel.

During the three months ended January 31, 2010, the Company recognized a net loss of $119,837 compared to $27,314 during the three months ended January 31, 2009. Increase of $92,523 was a result of the $77,318 increase in general and administrative expenses combined with the $27,755 increase in selling expenses.

For the Nine Months Ended January 31, 2010 Compared to the Nine Months Ended January 31, 2009

Sales.

Our sole source of revenue since our inception is attributable to our commercial watercrafts. Our Company has earned revenues of $542,982 for the nine months period ended January 31, 2010 as compared to $42,320 for the nine months period ended January 31, 2009. Revenues during the nine months ended January 31, 2010, were a result of sale of 2 boats compared to one boat for the same period in the prior year.

Operating Expenses

Operating Expenses consists of cost of goods sold, general and administrative expenses, selling expenses, and research and development expenses.

Cost of Goods Sold

Costs of goods sold are costs to produce our product and generally consists of direct materials, direct labor and production overhead.

During the nine months ended January 31, 2010, we incurred cost of goods sold of $599,206 compared to $15,551 during the nine months ended January 31, 2009. The increase of $583,655 consisted primarily $80,643 of depreciation, $54,000 of rent and cost of material & labor for larger boats for the nine months ended January 31, 2010.

General and Administrative Expenses

General and administrative expenses include, but not limited to:

     a) Professional fees for legal, accounting, consulting, and developmental activities;

     b)   Rental Expense (administrative portion only);

     c)   Public company related expenditures;

     d)   Stock compensation for services rendered to the Company;

     e)   Compensation expenses; and

     f)   Operating taxes.

During the nine months ended January 31, 2010, the Company incurred $379,224 in general and administrative expenses compared to $109,420 for the nine months ended January 31, 2009.The increase in general and administrative expenses for the nine months period ended January 31, 2010 of $269,804, was mainly due to the accrual of management salary of $264,500 and professional fees of $26,821.

Selling and marketing expenses.

Selling expenses include:

     a)   Commission paid for sales of our product;

     b)   Travelling expenses related to sales;

     c)   Freight expenses; and

     d)   Marketing expenditures.

During the nine months ended January 31, 2010, the Company incurred selling and marketing expenses of $30,805 compared to $0 during the nine months ended January 31, 2009. The increase in selling expenses during the nine months period ended January 31, 2010 compared to the nine months period ended January 31, 2009, was primarily due to the advertising costs of $2,614, $ 1,313 in travel, $7,500 in freight and $8,550 in commission.

Research and Development Expenses

Our Company had incurred $1,370 in research and development expenses during the nine months period ended January 31, 2010.

Other Income (Expense)

Other Income (Expense) consists of:

     a)   Interest income

     b) Interest expense on notes payable, credit cards, line of credits, and shareholders' loans.

Our other expenses increased $31,327 during the nine months period ended January 31, 2010, primarily due to the increase of interest on short-term debt, such as line of credit and credit cards, of Harbor Guard Boats, Inc.

Net Loss.

During the nine months ended January 31, 2010, we recognized a net loss of $521,111 compared to a net loss of $108,365 for the nine months ended January 31, 2009. Based on the explanations described above, our net loss increased by $412,746 for the nine months period ended January 31, 2009.

Liquidity and Capital Resources

As of January 31, 2010, the Company had $100 cash on hand, an inventory of $96,780 and net fixed assets of $741,072. The Company's total current liabilities were $3,081,485 as of January 31, 2010, which was represented mainly accounts payable of $563,765, accrued liabilities of $584,920, deposits from customers of $117,905, short-term debt of $222,957, notes payable of $89,000 and short-term borrowings from shareholders totaling $388,339. In addition, stock subscription payable of $240,625 and note payable for the acquisition of $873,974 are included in the current liabilities. At January 30, 2010, the Company's current liabilities exceeded current assets by $2,859,185.

As of April 30, 2009, the Company had $36,576 cash on hand, an inventory of $410,481 and net fixed assets of $874,095. The Company's total current liabilities were $3,593,014 as of April 30, 2009, which was represented mainly accounts payable of $518,898, accrued liabilities of $377,555, deposits from customers of $242,905, short-term debt of $265,352, notes payable of $64,000 and short-term borrowings from shareholders totaling $311,712. In addition, stock subscription payable of $902,738 and note payable for the acquisition of $909,854 are included in the current liabilities. At April 30, 2009, the Company's current liabilities exceeded current assets by $3,142,791.

The Company generated $17,531 in operating activities for the nine months period ended January 31, 2010 compared to usage of $15,098 for nine months period ended January 31, 2009.

The Company did not provide or use any cash in investing activities for the nine months period ended January 31, 2010 compared to usage of $138 for nine months period ended January 31, 2009.

During the nine months period ended January 31, 2010, the Company used $54,007 from financing activities, which included the $65,976 increase in the lines of credits and credit cards held by the Company. The Company also obtained $25,000 through the issuance of notes payable.. The Company also made $35,880 payments to short-term borrowings from related party, $108,370 lines of credit and credit cards. During the nine months period ended January 31, 2009, the Company obtained $15,367 from financing activities, which included the $8,778 decrease in the lines of credits held by the Company and obtained $24,213 through the issuance of notes payables.

The Company has an accumulated deficit, as of January 31, 2010, of $5,219,395 compared to January 31, 2009 of $4,698,284.

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

As of January 31, 2010, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2010, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2010, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2010, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2009 and 2009, we were not involved in any unconsolidated SPE transactions.

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

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,859,185, no significant cash, minimal other assets, and no capital commitments.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2010. We believe that internal control over financial reporting is not effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

  NONE

ITEM 2. CHANGES IN SECURITIES -

The following additional common shares were issued during period of May 1, 2009 through January 31, 2010:


     a) During the nine months ended January 31, 2010, the Company issued a total of 106,250 shares of its restricted common stock to its four independent directors as compensation for their services as directors. The shares were issued at quoted market closing price of $0.04 on OTCBB, for a total value of $4,606.

     b) During the nine months ended January 31, 2010, the Company issued a total of 10,000 shares of its restricted common stock as payment of royalty fees. The shares were issued at quoted market closing price of $0.04 on OTCBB, for a total value of $48.

     c) During the nine months ended January 31, 2010, the Company issued a total of 11,000,000 of its restricted common stock in lieu of the Modena Sports Designs, LLC acquisition agreement. The shares were issued at quoted market closing price of $0.06 on OTCBB, for a total value of $660,000.

     d) During the nine months ended January 31, 2010, the Company issued a total of 70,406 shares of its restricted common stock as payment of rent for the month of January 2010. The shares were issued at agreed price of $010 for a total value of $7,040.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

  NONE

ITEM 4. REMOVED AND RESERVED.

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

                                         MEDINA INTERNATIONAL HOLDINGS, INC.
                                                   (Registrant)




Dated: March 12, 2010                        By: /s/ Daniel Medina
                                             -----------------------------------
                                             Daniel Medina,
                                             President


Dated: March 12, 2010                        By: /s/ Madhava Rao Mankal
                                             -----------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer