Form 10-Q/A
period 2010-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-04-05
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                 FORM 10Q/ A #1
                                -----------------

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

                                Explanatory Note

     Medina International Holdings, Inc. (the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QA for the quarter ended October 31, 2009, filed with the Securities and Exchange Commission on December 17, 2009, where in there was an inadvertent mistake of statement on internal control over financial control as effective, for the sole purpose of amending Item 4. Due to the fact that the Company is a smaller reporting company and its management is still in the process of improving the internal controls over financial reporting and as such has determined that as of the time of filing is not effective and such disclosure has been corrected in this report.



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

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2009. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                              MEDINA INTERNATIONAL
                                 HOLDINGS, INC.
                                  (Registrant)




Dated: April 5, 2010             By: /s/ Daniel Medina
                                      -----------------------------------------
                                             Daniel Medina,
                                             President


Dated: April 5, 2010             By: /s/ Madhava Rao Mankal
                                      ------------------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer