Form 10-Q/A
period 2009-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-04-07
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q/A-#2

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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: April 7, 2010                     By: /s/ Daniel Medina
                                             -----------------------------------
                                             Daniel Medina,
                                             President


Dated: April 7, 2010                     By: /s/ Madhava Rao Mankal
                                             -----------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer