Form 10-K
period 2010-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-07-29
CIK 1093248

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: APRIL 30, 2010


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

                        1802 Pomona Rd, Corona, CA 92880
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (951)493-6785
                                                            --------------

Securities registered pursuant to Section 12(b) of this Act:

    Title of each class               Name of each exchange on which registered
     Common stock                               OTC:PINK

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                               Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 Yes [ ] No [X]

Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer     [    ]  Accelerated filer             [    ]

Non-accelerated filer       [    ]  Small reporting company       [X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $541,675.

There were 51,006,747 shares of the Registrant's common stock outstanding as of July 15, 2010. The aggregate market value of the 13,331,044 shares of common stock held by non-affiliates of the Registrant is approximately $666,552 based on the closing market price of $0.05 per share on July 15, 2010.


                       DOCUMENTS INCORPORATED BY REFERENCE

None


Transitional Small Business Disclosure Yes [ ] No [X]




                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         2010 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
--------------------- --------------------------------------------------------------------- ---------

 ITEM                                      DESCRIPTION                                        PAGE
 ----                                      -----------                                        ----
                                               Part I

Item 1.               Description of Business                                                  1
   Item 1A.               Risk Factors                                                         5
   Item 1B.               Unresolved Staff Comments                                           13

Item 2.               Description of Property                                                 13

Item 3.               Legal Proceedings                                                       13

Item 4.               (Removed and Reserved)                                                  14

                                              Part II

Item 5.               Market for Registrant's Common Equity, Related Stockholder Matters      15
                      and Issuer Purchases of Equity Securities

Item 6.               Selected Financial Data                                                 15

Item 7.               Management's Discussion and Analysis of Financial Condition and         15
                      Results of Operations
   Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.         22

Item 8.               Financial Statements and Supplementary Data                             22

Item 9.               Changes in and Disagreements With Accountants on Accounting and         22
                      Financial Disclosure.

   Item 9A.               Controls and Procedures                                             22
   Item 9A(T)             Controls and Procedures                                             23
   Item 9B.               Other Information                                                   24

                                              Part III

Item 10.              Directors, Executive Officers, Corporate Governance                      24

Item 11.              Executive Compensation                                                   27

Item 12.              Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters                                              30

Item 13.              Certain Relationships and Related Transactions, and Director
                      Independence                                                             30

Item 14.              Principal Accounting Fees and Services                                   32

                                              Part IV

Item 15.              Index to Exhibits                                                        33

Signature                                                                                      34
--------------------- --------------------------------------------------------------------- ---------


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


                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

History

Medina International Holdings, Inc. ("Medina," "we," "us," "Company") was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2004, the Company changed its name to Medina International Holdings, Inc. Our corporate offices are located at 1802 Pomona Road, Corona, California, 92880, USA and our telephone number is (909) 522-4414.

Medina manufactures products and services to assist emergency and defense organizations and personnel. Our products are manufactured by the Company's two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. The Company's securities are traded on Pink Sheets (Over-the-Counter) under the symbol, "MIHI."

In 2004 there was a change of management. At that time, Messrs. Daniel F. Medina and Mr. Madhava Rao Mankal were appointed as the President and Chief Financial Officer, respectively, and were also appointed as directors of the Company. In 2005 the board and shareholders approved the name change to Medina International Holdings, Inc. Since these organizational restructurings, we have pursued a business plan that focuses on watercraft manufacturing for rescue, emergency, and defense operations, as well as, recreational use.

In 2006, Medina Marine, Inc. was formed in the State of California, on May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing watercrafts, while the Company would be designated as a publicly traded holding company. Medina Marine ("MM") designs, manufactures, and markets innovative and practical aluminum boats ranging from 12' to 37', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. In addition, Medina Marine also manufactures and markets two models of patented recreational watercrafts.

Medina Marine had sold two watercrafts (fiberglass material), one in the United States and one abroad, when the Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the company on June 18, 2008. Modena Sports Design, LLC was incorporated in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC changed its name on January 7, 2009 to Harbor Guard Boats, Inc. Harbor Guard Boats has eight (8) models of commercial watercrafts, ranging from 15' to 37' in length. The revenue of Harbor Guard Boats, Inc. from inception up to the date of acquisition are not be reflected on the consolidated financial statements of Medina International Holdings, Inc. as of April 30, 2009.

Harbor Guard Boats ("HGB") designs, manufactures, and markets high-performance, hand-laid fiberglass, commercial boats ranging from 15' to 37', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. These watercrafts combine innovative designs with power, safety, handling and stability to create superior products designed to protect and save lives.

The Company's securities have been thinly traded on the Over-the-Counter-Bulletin-Board Market since September 2007. Since April of 2009, the Company's securities have been thinly traded on the Pink Sheets Market.

The Company owns the rights to the following websites:
www.medinaih.com
www.medinainternationalholdings.com
www.medinamarine.com
www.harborguardboats.com

Our Company operates under exclusive licenses for the following patents:

--------------------------- -----------
        Patent No.             Date
--------------------------- -----------
      U.S. 6,620,003        9/16/2003
      U.S. 7,004,101        2/28/2006
      U.S. 6,343,964         2/5/2002
      U.S. 6,168,481         1/2/2001
--------------------------- -----------
Agreements

On June 18, 2008 the following agreements were entered into:

       Fixed Asset Purchase Agreement On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of its restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mr. Albert Mardikian owns the remaining 5% equity interest. The fixed assets to be acquired by us consist of office equipment, tools and machinery. In addition, we will acquire web sites and domain names currently under Modena Sports. Upon the completion of the transaction, Modena Sports will become our wholly-owned subsidiary. The transaction was completed upon the delivery of audited financial statements.

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

Product Description

The Company manufactures commercial and recreational watercrafts under its two wholly owned subsidiaries, Medina Marine and Harbor Guard Boats. MIHI's commercial products are utilized by fire, search & rescue, patrol, emergency, military and defense departments, while the recreational products are targeted towards leisure and sports inclined individuals.


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


         Commercial Boats - The Company currently has eight (8) commercial watercraft models, ranging from 15' to 37' in length.

-------------------------------- --------------- -----------------

          Watercraft              Fire Rescue         Rescue
-------------------------------- --------------- -----------------


15'      Interceptor                   Y                Y

21'      Interceptor                   Y                Y

18'      Firehawk Defender             Y                Y

24/26' Firehawk Defender               Y                Y

28'      Firehawk Defender             Y                Y

30'      Firehawk Defender             Y                Y

37'      Firehawk Defender             Y                Y
-------------------------------- --------------- -----------------


         Recreational   Boats  -  The  Company   currently  has  2  recreational
watercraft models, the 22' Vortex and 30' Modena.

Our watercraft products are made out of fiberglass materials. In addition to durability and improved speeds, the use of fiberglass means that any repairs or damage to the interior or exterior of the craft can be easily repaired. Our products incorporate an enclosed platform in their designs, which prevents the boats from flooding and therefore provides a greater stability.

All of our watercrafts either use jet propulsion, I/O and Out Boards for their power. The use of jet engines allows the watercraft to operate in shallow waters. In addition, the jet engines provide a greater safety to the rescuers and those being rescued. Our jet propulsion watercrafts allow the crew members to get extremely close to the victims without worry of causing further injury to those being rescued. The use of I/O and Outboard engines are installed mainly in 24' and up models. In addition, some of our models are designed to accommodate multiple or mixture of the above mentioned engine types, taking into consideration safety and agility.

The water pump used in our products uses water retrieved from the bottom of the boat and sprays water at 750-2000 gallons per minute, without compromising the stability of the craft. MCD System allows the water intake to be diverted to water pump for spraying. Both of these systems are patented.

This innovation in fire rescue/rescue watercraft design will allow us to market these boats to both fire and rescue departments, as well as, defense and military departments.

Current Operations

Our operations focused, up to April of 2008, on building of 12' and 21' watercraft molds. On June 18, 2008, we acquired Harbor Guard Boats, Inc. (formerly Modena Sport Designs, LLC). We design, manufacture, test, deliver and support from a leased facility in Corona, California.

Competition

Our products compete with those companies that are already established in the industry. Our competition may have established dealerships around the United States and other parts of the world, which may give them an advantage over our company. In addition, our competition may have good relations with the government and its personnel and a proven track record, which may adversely affect our sales efforts. An established competition to our company may have resources and man power to expand into other cities and countries and offer their products at lower prices.

We believe that the use of the jet propulsion, I/O, and Outboard engines and the innovations in our designs provide greater stability, which will provide us with an advantage over our current competition. Our competitors build similar rescue watercraft, though they may use different materials in the construction of their products, such as inflatable, metal, and aluminum.

There is greater competition for our 22' Vortex and Modena 30' boats, than there are for our rescue and fire rescue watercrafts. The recreational industry is larger than the fire and rescue industry and our competition in this industry have an established clientele and may have far greater resources than we have at this time. We believe that our design of the Vortex and Modena will provide us with an advantage over our established and larger competitors.


Sales and Marketing

-------------------------------------------------------- ---------------- ---------------
        Units Sold for the year ended April 30,
-------------------------------------------------------- ---------------- ---------------
                               2009                           2010
     Department Type         No. Sold      Percentage       No. Sold        Percentage

     Fire Department             3            33%               1              50%
Volunteer Fire Departments       1            11%               1              50%
        Emergency                1            11%
          Police                 3            33%
    Homeland Security            1            11%
          Total                  9            100%              2              100%
--------------------------- ------------ --------------- ---------------- ---------------

Harbor Guard Boats, Inc. has sold 21 watercrafts since 2005 and Medina Marine, Inc. has sold 3 watercrafts since 2004 for combined total of 24 watercrafts to various domestic and international rescue and fire departments up to the time of merger.

The Company has begun aggressively marketing its products throughout the United States and around the world. By working with independent sales agents, the Company has been able to expand its reach into agencies worldwide that are looking for watercrafts for search and rescue, defense, and emergency purposes.

Our watercrafts are sold to departments, such as Fire, Police, Defense, Emergency, and Volunteer Fire Departments. Most of our sales have come from Fire Department in the United States and abroad; however, there is an increasing potential for sales opportunities in other departments as well.

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

         In the past, the trading price of the Company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of July 12, 2010, we had 51,006,747 shares of common stock outstanding, of which 12 million is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.


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

         Under rule 3a51-1, the Company's common stock falls within the definition of "Penny Stock," pursuant to the 90 Act, broker-dealers, prior to effecting a transaction in a Penny Stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for Penny Stocks as well as specific information about the Penny Stock and the transaction involving the purchase and sale of that stock (e.g., price quotes and broker-dealer and associated person compensation). Subsequent to the transaction, the broker is required to deliver monthly or quarterly statements containing specific information about the Penny Stock. These added disclosure requirements will most likely negatively affect the ability of purchasers herein to sell their shares in the secondary market.

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

We may issue shares to raise capital or for services in the future at a price lower than that paid by current investors and such actions would be dilutive, even highly dilutive, of current outstanding shares, which would adversely affect market values

We will need to raise substantial amount of additional capital and may issue shares for cash, services, or acquisitions at a price less than that paid by current owners, as needs arise. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if a market ever develops.

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

 In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

We currently have 51,006,747 shares of common stock outstanding as of July 12, 2010, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply exceeding demand.

In addition, sales of significant amounts of restricted shares held by Mr. Madhava Rao Mankal, CFO and director of the Company and Mr. Daniel Medina, President and Director of the Company, who own a total of 37,675,703 shares of common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

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

The company has incurred losses since our inception and expects to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net losses of $745,070 for the year ended April 30, 2010. At April 30, 2010, we had an accumulated deficit of $5,443,354.

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

The Company, at April 30, 2010, had current liabilities of $2,731,046 and $334,623 in current assets. As of April 30, 2010, we have a working capital deficit of approximately $2,396,423. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

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

We must comply with environmental regulations or we may have to pay expensive penalties or clean up costs

We are subject to federal, state, local and foreign laws and regulations regarding protection of the environment, including air, water, and soil. Our manufacturing business involves the use, handling, storage, and contracting for recycling or disposal of, hazardous or toxic substances or wastes, including environmentally sensitive materials, such as batteries, solvents, lubricants, degreasing agents, gasoline and resin. We must comply with certain requirements for the use, management, handling, and disposal of these materials. We do not maintain insurance for pollutant cleanup and removal. If we are found responsible for any hazardous contamination, we may have to pay expensive fines or penalties or perform costly clean-up. Even if we are charged, and later found not responsible, for such contamination or clean up, the cost of defending these charges could be high.

If we do not comply with government regulations, we may be unable to ship our products or may have to pay expensive fines or penalties

We are subject to regulation by United States governments (county, state, federal governments, government agencies, etc.), and regulatory authorities from foreign nations. If we fail to obtain regulatory approvals or suffer delays in obtaining regulatory approvals, we may not be able to market our products and services, and generate revenues. Further, we may not be able to obtain necessary regulatory approvals. Although we do not anticipate problems satisfying any of the regulations involved, we cannot foresee the possibility of new regulations, which could adversely affect our business. Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

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

     c)   encourage customers to purchase our products.

If we fail to successfully create and implement our sales and marketing strategy, it could result in increased costs and net losses, resulting in potential failure of the company.

         Success dependent on market acceptance. The Company's success is dependent on the market acceptance of its products. Despite the increasing demand for commercial boats, market acceptance of the company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the company's products are established, the company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

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

We may be unable to obtain additional capital required to expand our business. We may have to curtail our business if we cannot find adequate funding, resulting ultimately in business failure

Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

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

Our principal officers and directors own 73.86% of our stock which, if voted in a block, will be a controlling interest and investors will have a limited voice in our management.

Messrs. Daniel Medina, Albert Mardikian and Madhava Rao Mankal, officers and directors of the Company, beneficially own approximately 73.86% of our outstanding common stock as of July 12, 2010. As a result, Messrs. Medina, Mardikian and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

         a) election of our board of directors;
         b) removal of any of our directors;
         c) amendment of our certificate of incorporation or bylaws; and
         d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of their ownership and positions with little additional support, Messrs. Medina, Mardikian and Mankal are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.
                                       12

         Conflicts of interest ---- The board of directors of the Company is subject to various conflicts of interest arising out of their relationship with the company. The officers and directors of the Company will devote such time, as they deem necessary to the business and affairs of the Company. Officers and directors of the Company are required by law to deal fairly and in good faith with the company and they intend to do so. However, in any company, there are certain inherent conflicts between the officers and directors and the investors, which cannot be fully mitigated. Because the officers and directors will engage in activities independent of the company, some of these activities may conflict with those of the company. Thus, the officers and directors may be placed in the position where their decisions could favor their own activities or other activities with which they are associated over those of the Company. Officers and directors of the company may engage in business separately from activities on behalf of the company or client entities for which the Company also provides services to.


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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Our Company received comments from the Commission staff regarding its periodic reports filed with the Commission. As of the date of filing this Form 10-K, we have successfully resolved all Commission staff comments.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company does not own any properties as of the year ended April 30, 2010. We moved our operations from Costa Mesa, California to Corona, California during on February 3, 2010. Our management signed a three year lease for a 11,900 sq. ft. building in the city of Corona.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2010, neither the Company nor any member of management was a party to any legal proceedings.

ITEM 4. REMOVED AND RESERVED.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Pink Sheets (Over-the-Counter) market and our trading symbol is MIHI. The Company began trading on the Over-the-Counter-Bulletin-Board (OTCBB) in May 2006. As a result of non-timely filings of Annual and Quarterly reports, our stock began trading on the Pink Sheets market in April of 2009. The Company has to timely file its reports for the next four consecutive quarters, in order to reinstate the Company onto the Bulletin Board. With the filing of this report, we have filed consecutively three reports on time.

As of the date of this report, the Company's common stock has been thinly traded. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail for our Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

------------------------- ------------- -------------
                              High          Low
------------------------- ------------- -------------
Year ended April 30, 2010

First Quarter                  $0.04         $0.01
Second Quarter                 $0.06         $0.01
Third Quarter                  $0.10         $0.04
Fourth Quarter                 $0.07         $0.04

Year ended April 30, 2009

First Quarter                  $0.09         $0.03
Second Quarter                 $0.07         $0.02
Third Quarter                  $0.05         $0.02
Fourth Quarter                 $0.05         $0.01
------------------------- ------------- -------------

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued 15,346,656 unregistered securities during the fiscal year ended April 30, 2010. The following presents the purpose for the issuance of unregistered securities:


------------------------------------------ ------------------------- ----------------------------
              Person/Entity                  No. of Common Stock               Purpose
------------------------------------------ ------------------------- ----------------------------
Board of Directors                                 131,250             Fees
MGS Grand Sports/Mardikian                      11,010,000             Acquisition & Royalty
Design Engineering
Officers                                         4,135,000             Accrued Salary conversion
Landlord of Costa Mesa building                     70,406             Rent

------------------------------------------ ------------------------- ----------------------------


The Company did not issue or sell any unregistered securities from May 1, 2008 to April 30, 2009.


Exemption from Registration Claimed

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


ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for three years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.


-------- -------------------------------------------- --------------------------------------------------------------
                                                                     During the year ended April 30,
-------- -------------------------------------------- --------------------------------------------------------------
                                                                   2010                 2009                 2008
                                                                   ----                 ----                 ----
Operating Results
         Net Sales                                          $     541,675   $       1,034,379    $         192,800
         Cost of Goods Sold                                       640,512           1,110,916              115,114
         Gross Margin                                            (98,837)             (76,537)              77,686
         General and administrative expenses                      519,840             489,653            1,059,346
         Selling & marketing expenses                              50,459             169,889               57,946
         Research and development expenditures                          -             148,836                    -
         Other operating expenses                                       -             822,009               68,500
         Other income (expenses)                                 (75,934)             (61,510)             (34,631)
         Net Loss                                          $    (745,070)   $     (1,768,434)    $     (1,142,737)
Balance Sheet
         Total assets                                      $    1,046,720   $       1,324,318    $         386,776
         Total debt                                             2,731,046           3,593,014              887,038
         Total Stockholders' equity                            (1,684,326)         (2,268,696)            (500,262)
Cash Flows
         Net cash used by operating activities             $      177,211   $        (242,088)   $         (96,576)
         Net cash provided by investing activities                      -              (3,586)             (33,489)
         Net cash provided by financing activities               (106,564)            282,250              124,929
-------- -------------------------------------------- -------------------- -------------------- --------------------




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

     (c)  Failure of the Company to earn revenues and/or profits;

     (d)  Inadequate capital to continue or expand its business;

     (e) Inability to raise additional capital or financing to implement its business plans;

     (f)  Failure to achieve a business;

     (g)  Rapid and significant changes in markets;

     (h)  Litigation or legal claims and allegations by outside parties; and

     (i)  Insufficient revenues to cover operating costs.

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

In addition, we also manufacture two recreational watercraft models.

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

     f)   Continuing the development of new products; and

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

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2010 and 2009, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following tables present our results of operations for the two years ended April 30, 2010 and 2009, as well as the percentage changes from year to year.


                                                 For the year ended April 30,          Dollar Change         Percentage
                                                                                                               Change
--------------------------------------------- ------------------------------------ -- ---------------- -- -----------------
                                                   2010                2009            2010 vs. 2009       2010 vs. 2009

Sales, net                                       $    541,675      $   1,034,379           $(492,704)          (48)%
Cost Of Sales                                         640,512          1,110,916            (470,404)          (42)%
       Gross Profit                                  (98,837)           (76,537)             (22,300)           29%

General and administrative expenses                   519,840           489,653               30,187             6%
Selling and marketing expenses                         50,459           169,889             (119,430)          (70)%
Research and development expenses                           -           148,863             (148,836)            -
Loss on Goodwill                                            -           822,009             (822,009)            -
Impairment loss on investment                               -            -                          -            -
       Loss from operations                         (669,136)        (1,706,924)           (1,041,450)         (61)%

  Other income                                          2,800                 -                 2,800            -
  Interest expense                                   (78,734)           (61,510)               17,228           28%
       Net other loss                                (75,934)           (61,510)               14,428           23%

Loss before income tax (expense) benefit          $ (745,070)      $ (1,768,434)         $ (1,027,022)         (58)%
       Income tax (expense) benefit                        -                  -                     -            -

Net Loss from Operations                          $ (745,070)      $ (1,768,434)         $ (1,027,022)         (58)%
--------------------------------------------- ---------------- -- ---------------- -- ---------------- -- -----------------


2010 Compared to 2009

Net Sales

Harbor Guard Boats has sold 23 units since its inception, however only 11 units sold by Harbor Guard Boats were reflected in our consolidated statement of operations.


-------------------------------- -------------------------------- -- -------------- -- -----------------
            Revenue               For the Years Ended April 30,      Dollar Change      Percent Change
-------------------------------- -------------------------------- -- -------------- -- -----------------
                                      2010            2009           2010 vs. 2009      2010 vs. 2009
                                      ----            ----           -------------      -------------
Boat Sales, net                      $  537,515   $   1,003,426       $ (465,911)            (46)%

Spare parts and logistics                 4,160          30,953          (26,793)            (87)%

                                     $  541,675  $    1,034,379      $  (492,704)            (48)%
                                     ----------  --------------      ------------            -----


Our sole source of revenue from our inception is attributable to commercial watercrafts. Our company sold two watercrafts and earned revenues of $541,675 for the year ended April 30, 2010 as compared to nine water crafts and earned $1,034,379 for the year ended April 30, 2009. Since most of our sales consist of commercial watercrafts, we do not anticipate offering discounts or other sales incentives.

The following table presents our watercraft sales for the years ended April 30, 2010 and 2009.

                     For the year ended April 30,
------------------- -----------------------------
                        2010         2009

    Units Sold           2             9
     Revenue         $ 537,515    $ 1,003,426
------------------- ------------- ------------


The decrease in sales for the year ended April 30, 2010 of $465,911, or (46)%, was primarily due to lack of sales. We sold two watercrafts during the year ended April 30, 2010 compared to nine watercrafts during the year ended April 30, 2009.

Cost of sales

Costs of sales are costs to produce our product and generally consists of direct materials, direct labor and production overhead.

--------------------------------------------- ----------------------------------
                          For the year ended April 30,
--------------------------------------------- ----------------------------------
                                    2010 2009
Cost of sales                                         $ 640,512    $ 1,110,916
Gross profit                                          $ (98,837)   $   (76,537)
Gross profit as a percentage of net sales                 (15.4)%         (6.9)%
--------------------------------------------- ------------------ ---------------

Cost of sales. The decrease in cost of goods sold for the year ended April 30, 2010 of $470,404, or 42%, was primarily due to lack of sales. Our cost of goods sold comprise of direct material, direct labor, and production overhead which includes depreciation. Gross loss is mainly due to the under recovery of depreciation during the year. The increase in depreciation and amortization expenses of $83,665, or 143%, was primarily due to the increase in molds and machinery and equipment acquired, totaling $698,178, from the acquisition of Harbor Guard Boats, Inc. We include royalty payments, for the use of the patents, as part of the production overhead. Our warranty expense was $3890 for year ended April 30, 2010 as compared to $65,558 for the year ended April 30, 2009.




General and administrative expenses.

-------------------------------------------- ------------------------------ ----------------- ----------------------
General and Administrative Expenses          For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2010            2009       2010 vs. 2009        2010 vs. 2009
                                                  ----            ----       -------------        -------------
General and Administrative Expenses                $ 519,840     $ 489,653          $ 30,187           6%
-------------------------------------------- ---------------- ------------- ----------------- ----------------------

General and administrative expenses include, but not limited to:

a)       Professional fees for legal, accounting, consulting, and development activities;
b)       Public company related expenditures;
c)       Stock compensation for services rendered to the Company;
d)       Management salaries
e)       Compensation expenses; and
f)       Payroll taxes etc.

The increase in general and administrative expenses for the year ended April 30, 2010 of $26,525, or 5%, was mainly due to the salary accrual of our officers.

Selling and marketing expenses


-------------------------------------------- ------------------------------ ----------------- ----------------------
Selling and Marketing Expenses               For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2010            2009       2010 vs. 2009        2010 vs. 2009
                                                  ----            ----       -------------        -------------
Selling and Marketing Expenses                      $ 50,459     $ 169,889       $ (119,430)          (70)%
-------------------------------------------- ---------------- ------------- ----------------- ----------------------


Selling expenses include:
a)       Commission paid for sales of our product;
b)       Travelling expenses related to sales;
c)       Freight expenses on selling boats; and
d)       Marketing expenditures.

The decrease in selling and marketing expenses of $119,430, or 70%, during the year ended April 30, 2010 compared to the year ended April 30, 2009, was primarily due to commission on sales. Due to the lower unit sales of our products during the year ended April 30, 2010, we incurred $25,713 in commission expenses as compared to $102,624 during the year ended April 30, 2009.

Research and Development Expenses

---------------------------------------- -------------------------------
                                          For the year ended April 30,
---------------------------------------- -------------------------------
                                              2010            2009
                                              ----            ----
Research and development expenses              $ -           $  148,836
As a percentage of net sales                   0%              14%
---------------------------------------- ---------------- --------------


Other Income and Expenses

-------------------------------------------- ------------------------------ ----------------- ----------------------
Other Income (Expenses)                      For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2010            2009       2010 vs. 2009        2010 vs. 2009
                                                  ----            ----       -------------        -------------
Other Income                                       $  2,800     $   -                $ 2,800            -
Other Expense                                      $(78,734)    $ (61,510)           $17,228           28%
-------------------------------------------- ---------------- ------------- ----------------- ----------------------

Other Income (Expense) consists of:

a)       Interest income
b)       Interest expense on notes payable, credit cards, line of credits and shareholders' loans.


Our other expenses increased $14,424 or 23.45%, during the year ended April 30, 2010, primarily due to the increase of short-term debt, such as line of credit and credit cards, of Harbor Guard Boats, Inc. The interest accrued on shareholders' loan during the year ended April 30, 2010 was $35,143 compared to $42,225 during the year ended April 30, 2009. We also incurred interest on related party liabilities of $5,644 during the year ended April 30, 2009 compared to $4,000 during the year ended April 30, 2009.


Net Loss

------------------------------------------ -------------------------------- ----------------- ----------------------
Net Loss                                    For the year ended April 30,     Dollar Change      Percentage Change
------------------------------------------ -------------------------------- ----------------- ----------------------
                                                 2010            2009        2010 vs. 2009        2010 vs. 2009
                                                 ----            ----        -------------        -------------
Net Loss                                        $ (745,070)  $ (1,768,434)     $ (1,023,364)          (58)%
------------------------------------------ ----------------- -------------- ----------------- ----------------------

Based on the explanations described above, our net loss of $1,768,434 for the year ended April 30, 2009 decreased by $1,023,364, or 58%, to $745,070 for the year ended April 30, 2010.

Liquidity and Capital Resources

------------------------------------------------------------ -------------------------------------------------------
Cash Flow                                                             For the Years Ended April 30,
------------------------------------------------------------ -------------------------------------------------------
                                                                     2010              2009
                                                                     ----              ----

Net cash provided by (used in) operating activities                $ 177,211        $   (242,088)
Net cash provided by (used in) investing activities                $       -        $     (3,586)
Net cash provided by (used in) financing activities                $(106,564)       $    282,250

------------------------------------------------------------ --------------- -------------------- ------------------


As of April 30, 2010, the Company had $107,223 cash on hand, an inventory of $164,652 and net fixed assets of $703,848. The Company's total current liabilities were $2,731,046 as of April 30, 2010, which were represented mainly by accounts payable of $640,055, accrued liabilities of $186,075, deposits from customers of $308,000, short-term debt of $214,757, notes payable of $104,000 and short-term borrowings from shareholders totaling $407,217. In addition, note payable for the acquisition of Harbor Guard Boats, Inc. in the amount of $870,941 is included in the current liabilities. At April 30, 2009, the Company's current liabilities exceeded current assets by $2,396,423.

As of April 30, 2009, the Company had $36,576 cash on hand, an inventory of $410,481 and net fixed assets of $874,095. The Company's total current liabilities were $3,593,014 as of April 30, 2009, which were represented mainly by accounts payable of $518,898, accrued liabilities of $377,555, deposits from customers of $242,905, short-term debt of $265,352, notes payable of $64,000 and short-term borrowings from shareholders totaling $311,712. In addition, stock subscription payable of $902,738 and note payable for the acquisition of Harbor Guard Boats, Inc. in the amount of $909,854 are included in the current liabilities. At April 30, 2009, the Company's current liabilities exceeded current assets by $3,142,791.

The Company provided $177,211 in operating activities for the year ended April 30, 2010 compared to usage of $242,088 for year ended April 30, 2009.

The Company did not provide any cash from investing activities during the year ended April 30, 2010. For the year ended April 30, 2009, the Company had used cash $3,586 for manufacturing of the molds for the fire and rescue watercrafts.

During the year ended April 30, 2010, the Company used $106,564 from financing activities, which included payments of $191,199 made on notes payables and payments towards credit cards and bank loan, while receiving $81,635 of proceeds from new notes payables. During the year ended April 30, 2009, the Company obtained $282,250 from financing activities, which included the $172,850 increase in the lines of credits and credit cards held by the Company.

The Company has an accumulated deficit, as of April 30, 2010, of $5,443,354 compared to the year ended April 30, 2009 of $4,698,284.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,395,422, minimal other assets, and no capital commitments.


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

As of April 30, 2010, we do not have any obligation under certain guarantees or contracts as defined above.

As of April 30, 2010, we do not have any retained or contingent interest in assets as defined above.

As of April 30, 2010, we do not hold derivative financial instruments, as defined by FASB statement No. 133,

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of April 30, 2010, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2010, 2009 and 2008, we were not involved in any unconsolidated SPE transactions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The majority of our business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on our business.

Commodity Prices

We are exposed to market risk from changes in commodity prices. The cost of our products could increase and if the prices of fiberglass and/or aluminum increase significantly, it will further decrease our ability to attain profitable operations. We are not involved in any purchase commitments with any of our vendors.

Insurance

We are exposed to several risks, including fire, earthquakes, theft, and key person liabilities. We do not carry any insurance for these risks, other than general liability insurance, which will adversely affect our operations if any of these risks materialize.

ITEM 8. FINANCIAL STATEMENTS

See Financial Statements start on page F-1.

ITEM 9 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the Chief Executive Officer/Acting Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2010.


ITEM 9(A)T. INTERNAL CONTROLS AND PROCEDURES

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2010. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT AND COMPLIANCE WITH
SECTION 16(A)

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The Company's directors and executive officers, their ages, and positions held are as follows:

------------------------------ ------ ------------------------------------
            Name                Age                Position
------------------------------ ------ ------------------------------------

Daniel Medina                     56  President & Director
Madhava Rao Mankal                59  Chief Financial Officer & Director
Mike Swanson                      54  Director
Mike Gallo                        52  Director
Albert Mardikian                  64  CEO, Harbor Guard Boats, Inc.
------------------------------ ------ ------------------------------------


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

MADHAVA RAO MANKAL, Chief Financial Officer and Director

Mr. Mankal has more than 30 years of experience as an executive. He served as President and the Chief Financial Officer of Force Protection, Inc. (formerly Sonic Jet Performance, Inc.) from May 1999 to December 2003. He served as a director of Force Protection, Inc. until September 30, 2004. Mr. Mankal currently serves as one of the independent directors of Cavico Corp and a member of their audit committee. He has over 25 years of senior financial management experience, including the positions of controller, chief financial officer and financial advisor. Mr. Mankal has his Chartered Accountant and Cost Accountant certifications from India. He has received a Certified Management Accountant in the United States. He is a fellow of the Institute of Chartered Accountants of India, fellow of the Institute of Cost and Works Accountants of India and a member of the Institute of Management Accountants in the United States. He holds a Bachelors Degree in Commerce from Bangalore University.

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

ALBERT MARDIKIAN, Chief Executive Officer - Harbor Guard Boats

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

Employment Agreements

The Company's executive officers are currently conducting negotiations with the Company regarding terms of employment contracts. The Company has entered into employment agreements with each of the key executive officers. The current compensation for the Company's executive officers is as follows:

     - Mr. Daniel Medina, President and Director, MIHI $166,000, plus an expense allowance;

     - Mr. Madhava Rao Mankal, CFO and Director, MIHI $166,000, plus an expense allowance;

     - Mr. Albert Mardikian, CEO, Harbor Guard Boats, Inc. $120,000, plus an expense allowance,

However, due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of Common Stock of the Company, and/or have accrued their compensation to be paid when cash is available.

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

Resolution of Conflicts of Interest

Currently, the Company does not have a procedure, in place which would allow our officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, our officers and directors will be required to use their discretion to resolve them in a manner which they consider appropriate.

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

Audit Committee Financial Expert

We currently do not have an audit committee. Our board of directors is currently seeking qualified financial expert and/or members to establish an independent Audit Committee.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2010, 2009, and 2008 the "Named Executive Officers"):

------------------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY EXECUTIVES COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
Name & Position    Year    Salary      Bonus    Stock      Option      None Equity      Nonqualified       All other        Total
                                                awards     awards    incentive plan      deferred        compensation
                                                                      compensation     compensation
                                                                                         earnings
---------------- -------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------
                            ($)        ($)        ($)       ($)           ($)               ($)              ($)            ($)
---------------- ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------
Daniel Medina,     2010   $156,000  $       -   $      -    $   -     $      -           $   -             $     -         $156,000
President &        2009   $100,000  $       -   $      -    $   -     $      -           $   -             $     -         $100,000
Director           2008   $   0     $       -   $      -    $   -     $      -           $   -             $     -         $      -
--------------- ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------

--------------- ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------
Madhava Rao
Mankal, CFO        2010   $148,500 $        -   $      -    $   -     $      -           $   -             $     -         $148,500
CFO &              2009   $ 0      $        -   $      -    $   -     $      -           $   -             $     -         $100,000
Director           2008   $ 0      $        -   $      -    $   -     $      -           $   -             $     -         $      -
--------------- ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------

--------------- ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------
Albert
Mardikian,     2010      $ 60,000  $        -   $      -    $   -     $      -           $   -             $     -         $ 60,000
CEO, Harbor
Guard          2009      $100,000  $        -   $      -    $   -     $      -           $   -             $     -         $100,000
               2008      $  0      $        -   $      -    $   -     $      -           $   -             $     -         $      -
-------------- ------- ---------- ---------- ---------- --------- ----------------- ---------------- ----------------- ----------


The salaries for Messrs. Mankal, Medina, and Mardikian have been accrued from July of 2008. The accrued salaries for each executive are recorded at $10,000 per month, for a total of $300,000, for the periods ended April 30, 2009 and $292,500 for the period ended April 30, 2010.


------------------------------------------------------------------------------------------------------------------------------------
                                                     Option Awards & Stock Awards
------------------------------------------------------------------------------------------------------------------------------------
Name            Number of      Number of         Equity         Option      Option       Number     Market     Equity       Equity
                Securities     securities        incentive      exercise    expiration   of         value of   incentive   incentive
                underlying     underlying        plan awards:   price       date         shares     shares     plan         plan
                unexercised    unexercised       Number of                               or units   of units   awards:      awards:
                options (#)    options (#)       securities                              of stock   of stock   Number of   Market or
                exercisable    unexercisable     underlying                              that       that       unearned     payout
                                                 unexercised                             have not   have not   shares,      value of
                                                 unearned                                vested     vested     units or     unearned
                                                 options (#)                             (#)        ($)        other        shares,
                                                                                                               rights       units or
                                                                                                               that have    others
                                                                                                               not vested   rights
                                                                                                               (#)         that have
                                                                                                                            not
                                                                                                                          vested ($)
--------------- -------------- ----------------- -------------- ----------- ------------ ---------- ---------- ------------ --------
Daniel                          $
Medina,         $              -                 $              $           $            $          $          $            $
President &     -                                -              -           -            -          -          -            -
Director
--------------- -------------- ----------------- -------------- ----------- ------------ ---------- ---------- ------------ --------

--------------- -------------- ----------------- -------------- ----------- ------------ ---------- ---------- ------------ --------
Madhava Rao                     $
Mankal, CFO &   $              -                 $              $           $            $          $          $            $
Director        -                                -              -           -            -          -          -            -
--------------- -------------- ----------------- -------------- ----------- ------------ ---------- ---------- ------------ --------

--------------- -------------- ----------------- -------------- ----------- ------------ ---------- ---------- ------------ --------
Albert                          $
Mardikian,      $              -                 $              $           $            $          $          $            $
CEO, Harbor     -                                -              -           -            -          -          -            -
Guard Boats,
Inc.
--------------- -------------- ----------------- -------------- ----------- ------------ ---------- ---------- ------------ --------

On May 20, 2005, the Board of Directors approved the issuance of 10 shares of a Series A Preferred Convertible Stock to Messrs. Medina and Mankal, each. The
Series A Preferred Convertible Stock certificates have been issued to Messrs. Medina and Mankal on March 23, 2010.

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

No options were issued or exercised during the fiscal years ended April 30, 2010 and 2009.


------------------------------------------------------------------------------------------------------------------------------------
                          Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR values
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Number of Securities           Value of Unexercised
                                                                          Underlying Unexercised         In-the-Money Options/SAR
                                                                          Options/SARS at FY-End         at FY-End ($)
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Name                                              Shares       Value      Exercisable/Unexercisable      Exercisable/Unexercisable
                                                  Acquired     Realized
                                                  on           ($)
                                                  Exercise
                                                  (#)
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------

                                                  $      -      $      -    $       -                       $       -
Daniel Medina, President & Director
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Madhava Rao Mankal, CFO & Director                $      -      $      -    $       -                       $       -
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------



Long Term Incentive Plans - Awards in Last Fiscal Year

None.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2010:



------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------
                               Fees                                          Non
                               earned                   Options awards    qualified,
                               or paid                       plan         non-equity
                               in cash       Stock       compensation     incentive         Deferred        All other
            Name                  ($)      awards ($)         ($)        earnings ($)   compensation($)        ($)         Total

------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

Daniel Medina, President &     $    -      $       -      $       -         $      -       $      -             $   -         $    -
Director
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

Madhava Rao Mankal, CFO &      $    -      $       -      $       -         $      -       $      -             $   -         $    -
Director
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------


Mike Swanson, Director         $    625    $       -      $       -         $      -       $      -             $   -         $    -
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------

                               $    625    $       -      $       -         $      -       $      -             $   -         $    -
Mike Gallo, Director
------------------------------ ---------- ------------- ---------------- ------------- ------------------- ------------ ------------


No Fees were paid nor were any stock awards provided as Director's compensation for the year ended April 30, 2010.

The Company has issue 50,000 shares to Mr. Mike Gallo and 50,000 shares to Mike Swanson toward services as Directors of the Company for the year ended April 30, 2010 and 2009.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2010 on a fully diluted basis, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Chief Executive Officer, Chief Financial Officer and executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based upon 51,006,747 shares of common stock issued and outstanding as of April 30, 2010.


      Name, Address & Nature of Beneficial Owner          Title of Class      Shares        Percent of
                                                                                               Class
-------------------------------------------------------- ----------------- -------------- ----------------
Daniel Medina, President & Director,                       Common Stock     12,554,000        24.61%
1802  Pomoma Rd. Corona, 92880
-------------------------------------------------------- ----------------- -------------- ----------------

-------------------------------------------------------- ----------------- -------------- ----------------
Madhava Rao Mankal, Chief Financial Officer &              Common Stock     12,625,000        24.75%
Director,
1802 Pomona Rd, Corona, CA 92880
-------------------------------------------------------- ----------------- -------------- ----------------

-------------------------------------------------------- ----------------- -------------- ----------------
Mike Swanson, Director,                                    Common Stock       117,703          0.23%
1802 Pomona Rd, Corona, CA 92880
-------------------------------------------------------- ----------------- -------------- ----------------

-------------------------------------------------------- ----------------- -------------- ----------------
Mike Gallo, Director,                                      Common Stock       50,000           0.10%
294 South Leland Norton Way, San Bernardino,
California 92408
-------------------------------------------------------- ----------------- -------------- ----------------

-------------------------------------------------------- ----------------- -------------- ----------------
Albert Mardikian, CEO, Harbor Guard Boats, Inc. and        Common Stock     12,329,000        24.17%
Associated companies
2051 Placentia Ave, Costa Mesa, CA 92627
-------------------------------------------------------- ----------------- -------------- ----------------

-------------------------------------------------------- ----------------- ------------- ----------------
Total Officers & Directors, as a group (5 Individuals)                       37,675,703        73.86%

-------------------------------------------------------- ----------------- -------------- ----------------

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

Transactions with Management and Others

Year Ended April 30, 2010

As of April 30, 2010, the Company owed $870,941 to MGS Grand Sports, Inc. controlled by Mr. Albert Mardikian incurred as part of the purchase transaction of Modena Sports Design, LLC.

During the year ended April 30, 2010, the Company issued 11,000,000 shares of its common stock to MGS Grand Sports, Inc. and Mardikian Designs controlled by Mr. Albert Mardikian in accordance with the acquisition of Modena Sports Design, LLC (now Harbor Guard Boats).

The Company leased building space from MGS Grand Sports, on a verbal, month to month basis for approximately $6,500 per month. MGS Grand Sports is an entity controlled by Mr. Albert Mardikian, CEO of Harbor Guard Boats. Accrued rent to the related party as of April 30, 2010 was $75,500. The Company stopped accruing rental expenses under this agreement after the Company moved its operations to its new location in Corona, California in February of 2010.

During the year ended April 30, 2010, the Company issued 1,455,000 shares of its common stock to Mr. Daniel Medina, President of the Company, in exchange for $145,500 of salary payable to Mr. Medina. The agreement contains a buyback provision of $0.10/share or $145,500, redeemable at any time when the Company has surplus cash.

During the year ended April 30, 2010, the Company issued 1,380,000 shares of its common stock to Mr. Madhava Rao Mankal, Chief Financial Officer of the Company, in exchange for $138,000 of salary payable to Mr. Madhava Rao. The agreement contains a buyback provision of $0.10/share or $138,000, redeemable at any time when the Company has surplus cash.

During the year ended April 30, 2010, the Company issued 1,300,000 shares of its common stock to Mr. Albert Mardikian, Chief Executive Officer of Harbor Guard Boats, wholly owned subsidiary of the Company, in exchange for $130,000 of salary payable to Mr. Albert Mardikian. The agreement contains a buyback provision of $0.10/share or $130,000, redeemable at any time when the Company has surplus cash.

During the year ended April 30, 2010, the Company issued 10,000 shares of its common stock in exchange for royalty payments, at the rate of $0.03/ share or $300, to Mr. Albert Mardikian, Chief Executive Officer of Harbor Guard Boats, wholly owned subsidiary of the Company.

At April 30, 2010, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $7,000.

We have issued 50,000 shares to Mr. Mike Gallo and 50,000 shares to Mike Swanson toward services as Directors of the Company for the year ended April 30, 2009 and 2010.

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

As of the year ended April 30, 2009, Mr. Medina, President and a Director of the Company had advanced the Company a total of $107,399 in funds to support our continuing operations. These advances are due on demand and accrue interest at 8.5%.

As of the year ended April 30, 2009, Mr. Mankal, the Chief Financial Officer and a Director of the Company, had advanced the Company a total of $204,312 in funds to support our continuing operations. These advances are due on demand and accrue interest at 8.5%.

During the year ended April 30, 2009, Mr. Albert Mardikian, CEO of Harbor Guard Boats, Inc. provided personal guarantee on all of credit cards and line of credits of Harbor Guard Boats, Inc.

During the year ended April 30, 2009, Mr. Madhava Rao Mankal, CFO of Medina International Holdings, Inc., and Mr. Daniel Medina, President of Medina International Holdings, Inc., provided personal guarantee on all of credit cards and line of credits of Medina International Holdings, Inc., Medina Marine, Inc., and Harbor Guard Boats, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

Ronald R. Chadwick, P.C. is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services are compatible with maintaining Ronald R. Chadwick, P.C.'s independence.

Audit Fees.

Ronald R. Chadwick, P.C. billed $4,500 for review services and $10,657 audit fee in the fiscal year ended April 30, 2010. Audit and Review fees for the year ended April 30, 2009 was $26,890.

There were no other fees in 2010 or 2009 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2010, 2009 and 2008.

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




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Medina International Holdings, Inc.
Corona, California

I have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc. as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc. as of April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado
/s/Ronald R. Chadwick, P.C.
-------------------------
July 15, 2010
RONALD R.CHADWICK, P.C.




              Medina International Holdings, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                    (Audited)

                                                                                     -----------------------------
                                                                                     For the year ended April 30,
                                                                                        2010            2009
                                                                                     -----------------------------
                                       Assets
Current assets:
  Cash                                                                                 $ 107,223         $ 36,576
  Receivables                                                                             62,283            3,166
  Inventory                                                                              164,652          410,481
                                                                                     ------------  ---------------
  Other receivables                                                                         465                -
                                                                                     ------------  ---------------
       Total current assets                                                              334,623          450,223
                                                                                     ------------  ---------------
Fixed assets:
     Fixed assets                                                                      1,065,055        1,074,798
     Accumulated depreciation                                                           (361,207)        (200,703)
                                                                                     ------------  ---------------
       Total net fixed assets                                                            703,848          874,095
                                                                                     ------------  ---------------
Other assets:
      Deposits                                                                             8,249                -
                                                                                     ------------  ---------------
       Total other assets                                                                  8,249                -
                                                                                     ------------  ---------------
Total assets                                                                          $1,046,720      $ 1,324,318
                                                                                     ============  ===============

                   Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
  Accounts payable                                                                     $ 640,055        $ 518,898
  Accrued liabilities                                                                    186,075          377,555
  Bank overdraft                                                                          94,932                -
  Short-term debt                                                                        119,825          265,352
  Deposit from customers                                                                 308,000          242,905
  Stock subsciptions payable                                                                              902,738
  Note payable - current                                                                 104,000           64,000
  Related party payable                                                                  870,941          909,854
  Related parties - short-term borrowings from shareholders                              407,217          311,712
                                                                                     ------------  ---------------
       Total Current Liabilities                                                       2,731,046        3,593,014
  Long-term liabilities                                                                        -                -
                                                                                     ------------  ---------------
Total liabilities                                                                      2,731,046        3,593,014
                                                                                     ------------  ---------------

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value, 10,000,000 shares authorized
Series A  preferred  stock,  $0.01 par value,  50 shares  authorized,  20 shares issued and outstanding
 Common stock,  $.0001 par value,  100,000,000  shares authorized,  51,006,747 and  35,560,091  shares issued and  outstanding as of April 30, 2010 and 2009, respectively
Additional paid-in capital
Common  stock  subscribed  (100,000  shares)                                                               10,000
Subscription  to  be  received                                                                             (3,000)
Accumulated   deficit                                                                 (5,443,354)      (4,698,284)
                                                                                     ------------  ---------------
Total Stockholders' Equity (Deficit)                                                  (1,684,326)      (2,268,696)
                                                                                     ------------  ---------------
Total liabilities and shareholders' equity (deficit)                                  $1,046,720      $ 1,324,318
                                                                                     ============  ===============

                                       F-2
     The accompanying notes are an integral part of the financial statements



                Medina International Holdings, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                                            (Audited)

                                               ---------------------------------
                                                  For the year ended April 30,
                                                     2010              2009
                                               ---------------------------------

                                               -----------------  --------------
Sales, net                                           $541,675        $1,034,379
Cost of Goods Sold                                    640,512         1,110,916
                                               -----------------  --------------
       Gross Profit                                   (98,837)          (76,537)
                                               -----------------  --------------

General and administrative expenses                   519,840           489,653
Selling and marketing expenses                         50,459           169,889
Research and development expenses                           -           148,836
Loss on Goodwill                                            -           822,009
Impairment loss on investment                               -
                                               -----------------  --------------
       Loss from operations                          (669,136)       (1,706,924)
                                               -----------------  --------------

  Other income                                          2,800
  Interest expense                                    (78,734)           61,510
                                               -----------------  --------------
       Net other income                               (75,934)          (61,510)
                                               -----------------  --------------

Loss before income tax (expense) benefit             (745,070)       (1,768,434)
       Income tax (expense) benefit                          -                -

                                               -----------------  --------------
Net Loss from Operations                           $ (745,070)     $ (1,768,434)
                                               =================  ==============

Net loss per share:
   Basic                                              $ (0.02)          $ (0.05)
                                               =================  ==============
   Diluted                                            $ (0.02)          $ (0.05)
                                               =================  ==============

Weighted average number of shares outstanding:
   Basic                                           46,666,218        35,560,091
                                               =================  ==============
   Diluted                                         46,666,218        35,560,091
                                               =================  ==============

                                       F-3
     The accompanying notes are an integral part of the financial statements



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                    (Audited)


                                                                                             Additional       Common
                                                Common Stock           Preferred Stock         Paid-In        Stock     Subscription
                                              Shares      Amount     Shares      Amount        Capital      Subscribed   Receivable
                                           ------------- ---------- --------- ------------- -------------- -------------------------
Balance - April 30, 2008                     35,560,091    $ 3,556         -           $ -    $ 2,419,032     $ 10,000     $ (3,000)
Net loss
                                           ------------- ---------- --------- ------------- -------------- ------------ ------------
Balance - April 30, 2009                     35,560,091    $ 3,556         -           $ -    $ 2,419,032     $ 10,000     $ (3,000)

Stock issued for subscription payable                                     20       240,000
Stock issued to Directors                        50,000          5                                  3,157
Stock issued for subscription payable        11,091,250      1,109                                661,629
Stock issued for accrued liabilities          4,135,000        413                                413,087
Shares issued for rent                           70,406          7                                  7,033
Stock subscription receivable                   100,000         10                                  9,990      (10,000)       3,000
Net loss
                                           ------------------------ ----------------------------------------------------------------
Balance - April 30, 2010                     51,006,747    $ 5,100        20     $ 240,000    $ 3,513,928          $ -          $ -
                                           ======================== ================================================================

                                       F-4

     The accompanying notes are an integral part of the financial statements


              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

(continued)


                                                 Accumulated
                                                    Deficit           Totals
                                              --------------- -----------------
Balance - April 30, 2008                        $ (2,929,850)       $ (500,262)
Net loss                                           (1,768,434)       (1,768,434)
                                              --------------- -----------------
Balance - April 30, 2009                        $ (4,698,284)     $ (2,268,696)
                                                                              -
Stock issued for subscription payable                                   240,000
Stock issued to Directors                                                 3,162
Stock issued for subscription payable                                   662,738
Stock issued for accrued liabilities                                    413,500
Shares issued for rent                                                    7,040
Stock subscription receivable                         (3,000)                -
Net loss                                             (742,070)         (742,070)
                                              ----------------------------------
Balance - April 30, 2010                        $ (5,443,354)     $ (1,684,326)
                                              ==================================


                              F-5
     The accompanying notes are an integral part of the financial statements



              Medina International Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    (Audited)


                                                                           For the year ended April 30,
                                                                            2010               2009
                                                                      ------------------------------------

Cash flows from operating activities:

       Net loss                                                              $ (745,070)     $ (1,768,434)
       Adjustments to reconcile net loss to net cash
         used in operating activities:

              Compensatory stock issuances                                       10,202                 -
              Depreciation                                                      165,066           143,002

              Goodwill write off                                                      -           882,009
              Write offs - other                                                      -            28,431
              Original issue note discount                                        4,000
              Impairment Loss on Disposal                                         4,562                 -
       Changes in operating assets and liabilities:

              Decrease (Increase) in accounts receivable                        (59,582)           (3,166)
              Decrease  (increase)  in inventory                                245,829          (341,668)
              Increase (decrease) in accounts payable                           121,772           280,532
              Increase (decrease) in accrued liability                          378,119          (342,374)
              Increase in customer deposits                                      65,095           218,405
              Stock subscriptions payable                                                         661,175
              Other assets                                                       (8,249)                -
              Increase (decrease) in other liabilities                           (4,533)                -
                                                                                ---------       ----------
                  Total adjustments                                             922,281         1,526,346
                                                                                ---------       ----------
   Net cash used (received) in operating activities                             177,211          (242,088)
                                                                                ---------       ----------
Cash flows from investing activities:
        Purchase of fixed assets                                                                   (3,586)
                                                                                ---------       ----------
   Net cash used in investing activities                                              -            (3,586)
                                                                                ---------       ----------
Cash flows from financing activities:
      Bank overdraft                                                                                  (20)
      Proceeds from notes payables                                               81,635           176,814
      Payments on notes payables                                                (23,281)          (67,394)
      Proceeds (payments) from lines of credit & credit cards                  (167,918)          172,850
      Proceeds from stock subscription receivable                                 3,000                 -
                                                                                ---------       ----------
   Net cash (used in) provided by financing activities                         (106,564)          282,250
                                                                                ---------       ----------
   Increase (decrease) in cash and cash equivalents                              70,647            36,576
   Cash and cash equivalents - beginning of period                               36,576                 -
                                                                                ---------       ----------
   Cash and cash equivalents - end of period                                  $ 107,223          $ 36,576
                                                                                =========       ==========
Supplemental disclosure of cash flow information:

    Cash paid during the year for Interest, net of amounts capitalized          $ 5,808          $ 28,276
                                                                                =========       ==========
     Income taxes                                                                   $ -               $ -
                                                                                =========       ==========
Supplemental schedule of noncash investing and financing activities:

    Property and equipment additions in accounts payable                            $ -         $ 694,730
    Stock issued for wages payable                                            $ 413,500               $ -
                                                                                =========       ==========

                                 F-6

     The accompanying notes are an integral part of the financial statements

 FINANCIAL STATEMENTS

              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                             April 30, 2010 and 2009

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

The Company, under its two wholly owned subsidiaries, Harbor Guard Boats, Inc. and Medina Marine, Inc., plans to manufacture and sell recreational and commercial boats. The Company formed Medina Marine, Inc., as a wholly owned subsidiary of the Company, on May 22, 2006 to manufacture and sell fire rescue, rescue and recreational boats.

The Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2009 and changed its name to Harbor Guard Boats, Inc. The activity of Harbor Guard Boats, Inc. from its inception up to the acquisition date of June 18, 2009 will not be reflected on the consolidated financial statements of Medina International Holdings, Inc.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2010, the Company's current liabilities exceeded its current assets by $2,396,423. Also, the Company's operations generated $541,675 in revenue during the current period ended and the Company's accumulated deficit was $5,443,354.

Management devoted considerable effort during the period ended April 30, 2010 towards management of liabilities and improving our operations. Management has taken various steps to revise its operating and financial requirements, and it believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Accounts receivable

The Company reviews its accounts receivables accounts periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At April 30, 2010 and 2009 the Company had no balance in its allowance for doubtful accounts.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs in 2009 and 2010 of $32,676 and $3,339, respectively.

Inventory

We carry our inventories at the lower of their cost or market value. Cost is determined using first-in, first-out ("FIFO") method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Fixed Assets

Capital assets are stated at cost. Equipment consisting of molds is estimated at the date of acquisition of Modena Sports Design, llc. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

----------------------------------- -------------
Property and Equipment              No. of Years
----------------------------------- -------------
Molds                                    7
Manufacturing Tools                      5
Computers                                3
Furniture                                3
Manufacturing tool HGB -Used             3
Office Equipments                        3
Office Phone                             3
----------------------------------- -------------


Long Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), now codified in ASC 350,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC
350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

At April 30, 2009 and 2010 the Company had net operating loss carry forwards of approximately $4,698,284 and $5,443,354 which begin to expire in 2029. The deferred tax asset of approximately $939,383 and $1,088,308 in 2009 and 2010 respectively, created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2010 was $353,582 and $148,926.

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

Issuance of Shares for Service

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Fair Value of Financial Instruments

FASB ASC 825 requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying, as financial instruments are a reasonable estimate of fair value.

Foreign Currency Translations and Hedging

The Company is exposed to foreign currency fluctuations due to international trade. The management does not intend to enter into forward exchange contracts or any derivative financial investments for trading purposes. Management does not currently hedge foreign currency exposure.

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with FASB ASC 105. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Products and Services, Geographic Areas and Major Customers

The Company earns revenue from the sale of recreational and commercial boats. The Company's products were sold domestically and internationally. The Company does not separate sales activities into different operating segments.

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

NOTE 3. Related Party Transactions

As of April 30, 2010 the Company owed $870,941 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC.

During the year ended April 30, 2010, the Company issued 11,000,000 shares of its common stock to a related party, in accordance with fulfillment of a stock subscription payable incurred for the acquisition of Modena Sports Design, LLC (now Harbor Guard Boats).

The Company leased building space from MGS Grand Sports, on a verbal, month to month basis for approximately $6,500 per month. MGS Grand Sports is an entity controlled by Mr. Albert Mardikian, CEO of Harbor Guard Boats. Accrued rent to the related party as of April 30, 2010 was $75,500. The Company stopped accruing rental expenses under this agreement after the Company moved its operations to its new location in Corona, California in February of 2010.

At April 30, 2009, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $7,000.

During the year ended April 30, 2010, the Company issued 1,455,000 shares of its common stock to Mr. Daniel Medina, President of the Company, in exchange for $145,500 of salary payable to Mr. Medina. The agreement contains a buyback provision of $0.10/share or $145,500, redeemable at any time when the Company has surplus cash.

During the year ended April 30, 2010, the Company issued 1,380,000 shares of its common stock to Mr. Madhava Rao Mankal, Chief Financial Officer of the Company, in exchange for $138,000 of salary payable to Mr. Madhava Rao. The agreement contains a buyback provision of $0.10/share or $138,000, redeemable at any time when the Company has surplus cash.

During the year ended April 30, 2010, the Company issued 1,300,000 shares of its common stock to Mr. Albert Mardikian, Chief Executive Officer of Harbor Guard Boats, wholly owned subsidiary of the Company, in exchange for $130,000 of salary payable to Mr. Albert Mardikian. The agreement contains a buyback provision of $0.10/share or $130,000, redeemable at any time when the Company has surplus cash.

During the year ended April 30, 2010, the Company issued 10,000 shares of its common stock in exchange for royalty payments, at the rate of $0.03/ share or $300, to Mr. Albert Mardikian, Chief Executive Officer of Harbor Guard Boats, wholly owned subsidiary of the Company.

NOTE 4. Receivables

As of April 30, 2010 and 2009, receivables consisted of the following:

--------------------------- --------------------------------
       Receivables           For the years ended April 30,
--------------------------- --------------------------------
                                2010              2009
                                ----              ----

Commercial Boats                 $ 62,283       $   -
Other                                  -         3,166

        Total Receivables         $62,283       $3,166
------- ------------------- -------------- -- --------------

NOTE 5. Inventory

As of April 30, 2010 and 2009, inventory consisted of the following:

---------------------- ---------------------------------
      Inventory         For the years ended April 30,
---------------------- ---------------------------------
                           2010               2009
                           ----               ----

Raw materials               $ 31,699           $ 39,410
Work in progress             106,477            344,594
Finished goods                26,476             26,477
                       --------------    ---------------
     Total inventory        $164,652           $410,481
---- ----------------- -------------- -- ---------------

NOTE 6. Fixed Assets

At April 30, 2010 and 2009, fixed assets consisted of the following:

------------------------------------- --------------------------------
            Fixed Assets               For the years ended April 30,
------------------------------------- --------------------------------
                                          2010               2009
                                          ----               ----

Machinery and equipment;
      including molds & tools            $1,045,740       $ 1,053,558
Computers                                    13,535            14,420
Furniture                                     2,080             3,120
Office equipments                             3,200             3,200
Fire Extinguisher                               500               500
      Total property and equipment        1,065,055         1,074,798
Less accumulated depreciation             (361,207)         (200,703)
                                      --------------     -------------
      Fixed Assets, net                  $ 703,848          $ 874,095
----- ------------------------------- -------------- --- -------------

NOTE 7. Deposit

At April 30, 2010 and 2009 Deposits were as follows:

------------------------------- ---------------------------------
       Prepaid Expenses          For the years ended April 30,
------------------------------- ---------------------------------
                                    2010                2009
                                    ----                ----

Electricity                           $ 1,680            $ -
Rent                                    6,069              -
Trade show                                500              -
                                --------------      -------------
       Total prepaid expenses         $ 8,249            $ -
------ ------------------------ -------------- ---- -------------

NOTE 8. Accrued Liabilities

Our accrued liabilities for the years ended April 30, 2010 and 2009 were as follows:

------------------------------- -------------------------------
     Accrued Liabilities        For the years ended April 30,
------------------------------- -------------------------------
                                    2010             2009
                                    ----             ----

Interest - shareholders' loan       $  4,047          $ 42,225
Interest - related party               8,500             4,000
Interest - note payable                5,272             1,636
Accrued expenses                       1,295                 -
Accrued payroll                      138,488           296,694
Warranty liabilities                  28,473            33,000
                                -------------    --------------
       Total accrued               $ 186,075         $ 377,555
       liabilities

During the year ended April 30, 2010, the Company transferred interest accrued for shareholder loans into the shareholders' loan account in the amount of $75,155.

For the year ended April 30, 2010, the Company has accrued $28,473 in warranty liabilities.

NOTE 9. Short-Term Debt

------------------------------- -------------------------------
       Short-term debt          For the years ended April 30,
------------------------------- -------------------------------
                                    2010             2009
                                    ----             ----

Loan - Financial Institution        $ 94,932          $ 75,347
Credit card                          119,826           190,005
                                -------------    --------------
       Total short-term debt        $214,758          $265,352
------ ------------------------ ------------- -- --------------

The Company has a loan from a financial institution, under which the Company may borrow up to $100,000 on an unsecured basis at an interest rate of 8.75% with monthly payments due. As of April 30, 2010, the outstanding balance for this loan was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 10. Risk Management Activities

Foreign Currency

The majority of our business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on our business.

Commodity Prices

We are exposed to market risk from changes in commodity prices. The cost of our products could increase and if the prices of fiberglass and/or aluminum increase significantly, it will further decrease our ability to attain profitable operations. We are not involved in any purchase commitments with any of our vendors.

Insurance

We are exposed to several risks, including fire, earthquakes, theft, and key person liabilities. We do not carry any insurance for these risks, other than general liability insurance, which will adversely affect our operations if any of these risks materialize.

NOTE 11. Customer Deposit

Deposits from customers consists of the following:

------------------------------- -------------------------------
       Customer Deposit         For the years ended April 30,
------------------------------- -------------------------------
                                    2010             2009
                                    ----             ----

Deposit for commercial boats       $ 287,500         $ 222,405
Deposit for recreational boats        20,500            20,500
                                -------------    --------------
       Total customer deposit      $ 308,000         $ 242,905

NOTE 12. Notes Payable

------------------------------- -------------------------------
        Notes Payable           For the years ended April 30,
------------------------------- -------------------------------
                                    2010             2009
                                    ----             ----

Note payable - related party        $ 65,000          $ 50,000
Note payable - others                 39,000            14,000
                                -------------    --------------
       Total notes payable         $ 104,000          $ 64,000

At April 30, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears at 8% interest, and is currently due.

At April 30, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $4,000, which bears no interest and is currently due.

At April 30, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $25,000, which bears an interest payable in the amount of $2,500 and is currently due. Interest accrued to date is $2,500.

At April 30, 2010, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date is $7,000.

At April 30, 2010, the Company had an unsecured note payable to a relative of an officer of the Company, in the amount of $15,000, which bears an interest repayable in the amount of $1,500. Interest accrued to date $1,500.

NOTE 13. Shareholder Loans

At April 30, 2010, Shareholder loans consisted of the following:

------------------------------------ --------------------------------
        Shareholders' Loans           For the years ended April 30,
------------------------------------ --------------------------------
                                         2010              2009

Daniel Medina, President                 $156,743          $ 107,399
Madhava Rao Mankal, CFO                   250,474            204,314
                                     -------------    ---------------
       Total shareholders' loan          $407,217          $ 311,713

During the year ended April 30, 2010, the Company transferred interest accrued for shareholder loans into the shareholder loan account in the amount of $77,155, which was the interest expense incurred on the loans in 2010.

Shareholder loans are unsecured, bear interest at 0 - 10% per annum, and are due on demand. From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 14. Acquisition

Medina International Holdings, Inc. ("Company") acquired Modena Sport Designs, LLC a California corporation, on June 18, 2008, as its wholly owned subsidiary. The results of operations of Modena Sport Designs, LLC included in the consolidated financial statements of the Company in the form 10-K for the year ended April 30, 2009, are from June 18, 2008 to April 30, 2009.

The Company accounted for the acquisition of 100% equity of Modena Sport Designs, LLC using the purchase method. The purchase price to acquire Modena Sport Designs, LLC (fixed assets, molds, and license agreements) was 11,000,000 shares of the Company's common stock and $1,000,000 in cash payments, of which $800,000 is contingent on boat sales and $200,000 in cash.

The 11,000,000 shares of Company's common stock was valued at $0.06, which was the fair value of the Company's common stock traded on the Over-the-counter-bulletin-board (OTCBB) market as of the date of the agreement. Share certificates for 11,000,000 shares were issued on June 1, 2009 and accounted in Medina international Holdings, Inc.'s books for the year ended April 30, 2009. In addition, the amount of $276,845 was considered as intercompany receivables in Modena Sport Designs, Inc., which were recorded in Medina International Holdings, Inc. books as Goodwill write off for the year ended April 30, 2009 and consequently adjusted Modena Sport Designs, LLC's equity of 114,835 as at the end of June 18, 2008 to Goodwill write off for the year ended April 30, 2009.

-------------------------------------------
        Modena Sport Designs, LLC
-------------------------------------------
           As of April 30, 2009

Shares                            $660,000
Intercompany receivables          276,845
Modena Sport Designs, LLC         (114,835)
                                  ---------
Total Goodwill                    $822,010

Contingent payment - The contingent payment of $800,000, out of $1,000,000 in liability, is in addition to the pre-existing license agreement with Mr. Albert Mardikian, current CEO of Modena Sport Designs, LLC. The Company also retained Mr. Albert Mardikian, the then owner of Modena Sport Designs, LLC, as the CEO of the Modena Sport Designs, LLC, after the acquisition transaction was completed. The Company had a pre-existing relationship (license agreement) with Mr. Albert Mardikian, at the acquisition date of Modena Sport Designs, LLC., as a licensee to manufacture and sell certain patented watercrafts designs and pump technology, in exchange for royalty. This business combination incorporates the pre-existing relationship and terms regarding the right to use the patents to manufacture and sell watercrafts and pump technology, in exchange for royalty payments.

The following is the condensed balance sheet of Modena Sport Designs, LLC., with both book and fair values indicated, as of the acquisition date (June 18, 2008):

----------------------------------- ----------- ------------ ---------------------------------- ---------- -----------
Assets                              Book Value  Fair Value   Liabilities  and  Stockholders'    Book       Fair Value
------                              ----------  ----------   ---------------------------------  -----      ----------
                                                             Equity                             Value
                                                             ------                             -----
----------------------------------- ----------- ------------ ---------------------------------- ---------- -----------
Cash                                $ 100,726      $100,726  Accounts payable                     $50,848    $50,848
Accounts Receivables, net             338,100       338,100  Short-term borrowings from           138,444    138,444
                                                              financial institutions
Other receivables                                   276,845
Inventory                           262,685         262,686  Deposits from customers              368,959    368,959
Property, plant, and equipment      -               694,730  Long-term liabilities                  -      1,000,000


                                                             Stockholders' equity (deficit)       143,260    114,836
                                    ----------- ------------                                    ---------- -----------
Total assets                        $701,511    $1,673,087   Total  liabilities and              $701,511 $1,673,087
                                                             stockholders' equity
----------------------------------- ----------- ------------ ---------------------------------- ---------- -----------

The determination of fair values of each of the acquired company's identifiable tangible assets and of its liabilities, at the date of acquisition, is provided below:

Accounts Receivables - The amount of accounts receivables is generally collected within one year or the Company's operating cycle, whichever is longer, and therefore, fair value is equal to book value. All of the Company's products are sold to government agencies or government funded organizations, and Modena Sport Designs, LLC. Customers place orders only if customers have the funds ready to be disbursed.

Inventory - Inventory consisted of parts and work-in progress. Parts fair value is recorded at current replacement cost, which equals book value. Work-in progress inventory's fair value is recorded as estimated selling prices less the sum of the costs of disposal and a normal profit, which equals book value.

Property, plant, and equipment (PPE) - PPE consists of machinery, equipment, and molds, which are expected to be used in operations. The Company has accounted for PPE items using current replacement costs for similar capacity.

Accounts Payable - The amount of accounts payables is generally paid within one year or the Company's operating cycle, whichever is longer and therefore, fair value is equal to book value.

Short-term borrowings from financial institutions - The short-term debt is intended to be paid within one year or the Company's operating cycle, whichever is longer, and therefore, fair value is equal to book value.

Deposits from customers - All deposits from customers are expected to be converted into revenue within one year or the Company's operating cycle, whichever is longer, and therefore, fair value is equal to book value.

Long-term liabilities- The long-term debt is not expected to be paid within one year or the Company's operating cycle, whichever is longer.

The following presents the computation of goodwill:

----------------------------------------- ---------- ------------
Purchase price                                       $1,660,000
----------------------------------------- ---------- ------------
Net Working Capital                       $143,260
Property, plant, and equipment             694,730      837,990
                                                     ------------
Goodwill   (excess of cost over fair                   $822,010
value)
----------------------------------------- ---------- ------------

The purchase price for the acquisition of Modena Sport Designs, LLC was computed as follows:

---------------------------------------------------------------- -------------
Common Stock Issuance: (11,000,000 shares @ $0.06/share)         $   660,000
---------------------------------------------------------------- -------------
Long-term liability                                                1,000,000
                                                                 -------------
Total                                                             $1,660,000
---------------------------------------------------------------- -------------

The factors that contributed to a purchase price that resulted in the recognition of goodwill were (i) expansion in watercraft models, (ii) sales track record, and (iii) exclusive licenses.

No part of this goodwill will be expected to be deductible for tax purposes.

NOTE 15. Goodwill

The Company had not generated any material level of revenues since its inception. Management used FASB ASC 350 to test for goodwill impairment. Due to adverse changes in business climate before and after the acquisition date (June 18, 2008) of Modena Sport Designs, LLC, management of the Company was not able to develop reasonably supportable estimates of expected future cash flows for assets acquired by the Company, without undue cost and effort. Management of the Company decided to write-off all goodwill ($822,010) associated with the purchase of Modena Sport, LLC in the year acquired.

NOTE 16. Stockholders' Equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. The Company had 51,006,747 and 35,560,091 shares of its common stock issued and outstanding on April 30, 2010 and 2009, respectively.

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

In 2010, in satisfaction of a stock subscription payable incurred in 2009, the Company issued 20 shares of its Series A preferred stock to two of its executive officers, Messrs. Madhava Rao Mankal, CFO of the Company and Daniel Medina, President of the Company. Mr. Mankal and Mr. Medina each received 10 shares of Series A preferred stock, which was valued at $240,000 in total.

Stock Subscriptions Payable

The Company at April 30, 2008 had an incurred obligation to issue 41,250 common shares for consideration already rendered of $1,563, and an obligation to issue 20 Series A preferred shares for consideration already rendered of $240,000, for a total stock subscription payable liability of $241,563. When added to additional activity in 2009, at April 30, 2009 The Company had an incurred obligation to issue 11,091,250 common shares for consideration already rendered of $662,738, and an obligation to issue 20 Series A preferred shares for consideration already rendered of $240,000, for a total stock subscription payable liability of $902,738. In 2010 all subscription payables were fulfilled by the issuance of the common and preferred shares owed.

NOTE 16. Commitments

Operating Leases

The Company signed a 3 year lease for 11,900 square feet building in the city of Corona, in the state of California, effective April, 2010. The address for this location is 1802 Pomona Rd, Corona, CA 92880. This building is owned by unrelated parties. The lease expires on March 31, 2013, and calls for monthly payments initially of $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

Our consolidated contractual obligations as of April 30, 2010, are as follows:

--------------------------------------- --------------------
      Operating Lease Obligation              Amount
--------------------------------------- --------------------

April 30, 2011                                     $ 52,836
April 30, 2012                                       68,544
April 30, 2013                                       72,828
                                        --------------------
      Total operating lease obligation            $ 194,208
------- ------------------------------- --------------------


Prior to February 3, 2010, the Company rented a 5,000 square-foot manufacturing facility at 2051 Placentia Ave., Costa Mesa, CA 92627, for $6,500 per month, on a verbal month-to-month basis. This facility was owned by a related party, the CEO of Harbor Guard Boats, Inc. We have accrued $75,500 in rental expenses as of April 30, 2010, with $57,000 incurred in fiscal year 2010. The Company moved its operations to Corona in February of 2010.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MEDINA INTERNATIONAL HOLDINGS, INC.
                                             (a Colorado corporation)


Date: July 29, 2010                          By: /s/Daniel F. Medina
                                                 --------------------
                                                Daniel F. Medina,
                                                President & Director


Date: July 29, 2010                        By:/s/Madhava Rao Mankal
                                              -----------------------
                                              Madhava Rao Mankal,
                                              Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 29, 2010                           By: /s/Daniel F. Medina
                                                  -------------------
                                                 Daniel F. Medina,
                                                 President & Director


Date: July 29, 2010                         By: /s/Madhava Rao Mankal
                                                ---------------------
                                              Madhava Rao Mankal,
                                              Chief Financial Officer & Director


Date: July 29, 2010                          By: /s/Mike Swanson
                                                 ---------------
                                                Mike Swanson,
                                                Director


Date: July 29, 2010                          By: Mike Gallo
                                                 ----------
                                                Mike Gallo,
                                                 Director