Form 10-Q
period 2010-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-08-20
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2010, there were 51,006,747 shares of the registrant's common stock issued and outstanding.



                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                                                                ----
Report of Independent Registered Public Accounting Firm                         F-1

Consolidated Balance Sheets - July 31, 2010 and April 30, 2010                  F-2

Consolidated Statements of Operations  -
      Three months ended July 31, 2010 and 2009                                 F-3

Statements of Cash Flows -
      Three months ended July 31, 2010 and 2009                                 F-4

Statement of Changes in Stockholders' Equity (Deficit)                          F-5

Notes to Consolidated Financial Statements                                      F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk -
         Not Applicable

Item 4. Controls and Procedures                                                 3

Item 4T.  Controls and Procedures                                               4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                      4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                       5

Item 4.  Rescinded and Removed                                                  5

Item 5.  Other Information - Not Applicable                                     5

Item 6.  Exhibits                                                               5
SIGNATURES                                                                      6


PART I. - FINANCIAL INFORMATION



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                       July 31,         April 30,
                                                                                         2010             2010
                                                                                     (Unaudited)        (Audited)
                                                                                    ---------------  ----------------
ASSETS
Current Assets:
    Cash                                                                                  $ 10,631         $ 107,223
    Receivables                                                                             62,283            62,283
    Inventory                                                                              136,081           164,652
    Other receivables                                                                          465               465
                                                                                    ---------------  ----------------
             Total current assets                                                          209,460           334,623

Fixed Assets:                                                                            1,065,055         1,065,055
    Accumulated depreciation                                                              (400,469)         (361,207)
                                                                                    ---------------  ----------------
             Total fixed assets                                                            664,586           703,848

Other Assets:
      Deposits                                                                              18,770             8,249
                                                                                    ---------------  ----------------
             Total other assets                                                             18,770             8,249
                                                                                    ---------------  ----------------
TOTAL ASSETS                                                                             $ 892,816       $ 1,046,720
                                                                                    ===============  ================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                                   $ 588,793         $ 640,056
      Accrued liabilities                                                                  212,596           186,075
      Bank Overdraft                                                                        94,932            94,932
      Short term deposit                                                                   111,673           119,825
      Customer Deposit                                                                     243,300           308,000
      Stock subscription payable                                                             1,250                 -
      Notes payable                                                                         75,000           104,000
      Related party payable                                                                863,339           870,941
      Related Parties - short-term borrowings from shareholders                            418,768           407,217
                                                                                    ---------------  ----------------
Total current liabilities                                                                2,609,651         2,731,046
                                                                                    ---------------  ----------------
Stockholders' equity (deficit):
   Preferred stock,  $.01  par  value,  10,000,000  shares  authorized  Series  A preferred stock, $0.01 par value, 50 shares authorized,
            20 shares issued and outstanding                                               240,000           240,000
  Common stock, $.0001 par value, 100,000,000 shares authorized,
            51,006,747 and 51,006,747 shares issued and
           outstanding on July 31, 2010 and April 30, 2010                                   5,100             5,100
     Additional paid-in capital                                                          3,513,928         3,513,928
     Accumulated deficit                                                                (5,475,863)       (5,443,354)
                                                                                    ---------------  ----------------
Total stockholders' equity (deficit)                                                    (1,716,835)       (1,684,326)
                                                                                    ---------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                     $ 892,816       $ 1,046,720
                                                                                    ===============  ================
The accompanying notes are an integral part of these financial statements.

                                      F-1




              Medina International Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                            For the Three Months Ended
                                                                     July 31,
                                                            2010                  2009
                                                      -----------------    -------------------
Sales, net                                                   $ 488,260                  $ 870
Cost of Goods Sold                                             355,264                 64,229
                                                      -----------------    -------------------
       Gross Profit                                            132,996                (63,359)
                                                      -----------------    -------------------
General and administrative expenses                            102,366                120,824
Selling and marketing expenses                                  53,131                    287
Research and development expenses                                    -                  1,370
                                                      -----------------    -------------------
       Loss from operations                                    (22,501)              (185,840)
                                                      -----------------    -------------------
  Other income                                                       -                   (843)
  Interest expense                                              10,008                 26,055
                                                      -----------------    -------------------
       Net other income                                        (10,008)               (25,212)
                                                      -----------------    -------------------
Loss before income tax (expense) benefit                       (32,509)              (211,052)
       Income tax (expense) benefit                                  -                      -

                                                      -----------------    -------------------
Net Loss from Operations                                     $ (32,509)            $ (211,052)
                                                      =================    ===================
Net loss per share:
   Basic                                                     $ (0.0006)             $ (0.0041)
                                                      =================    ===================
   Diluted                                                   $ (0.0006)             $ (0.0041)
                                                      =================    ===================
Weighted average number of shares outstanding:
   Basic                                                    51,006,747             51,006,747
                                                      =================    ===================
   Diluted                                                  51,006,747             51,006,747
                                                      =================    ===================

The accompanying notes are an integral part of these financial statements.

                                      F-2




              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                               As of July 31, 2010
                                   (Unaudited)

                                                                        Additional    Common
                                    Common Stock      Preferred Stock     Paid-In      Stock    Subscription  Accumulated
                                  Shares     Amount   Shares  Amount      Capital    Subscribed Receivable     Deficit    Totals
                                ----------- --------- ------ ---------- ------------ --------------------------------- ----------

Balance - April 30, 2009        35,560,091   $ 3,556      -        $ -  $ 2,419,032    $10,000   $ (3,000)$(4,698,284)  $(2,268,696)

Stock issued for subscription
 payable                                                 20    240,000                                                      240,000
Stock issued to Directors           50,000         5                          3,157                                           3,162
Stock issued for subscription
 payable                        11,091,250     1,109                        661,629                                         662,738
Stock issued for accrued
liabilities                      4,135,000       413                        413,087                                         413,500
Shares issued for rent              70,406         7                          7,033                                           7,040
Stock subscription receivable      100,000        10                          9,990    (10,000)     3,000      (3,000)            -
Net loss                                                                                                     (742,070)     (742,070)
                                   --------------------- ---------------------------------------------------------------------------
Balance - April 30, 2010        51,006,747     5,100     20    240,000    3,513,928          -          -  (5,443,354)   (1,684,326)
                                   -------------------------------------------------------------------------------------------------
Net loss                                                                                                      (32,509)      (32,509)
                                   --------------------- ---------------------------------------------------------------------------
Balance - July 31, 2010         51,006,747   $ 5,100     20   $240,000  $ 3,513,928        $ -        $ - $(5,475,863)  $(1,716,835)
                                   ===================== ===========================================================================

The accompanying notes are an integral part of the financial statements

                                      F-3






            MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   Consolidated Statement of Cash Flows
                                (Unaudited)

                                                                                 For the Three Months Ended
                                                                                July 31,
                                                                                  2010                 2009
                                                                            ------------------   -----------------
Cash flows from operating activities:
      Net loss                                                                      $ (32,509)         $ (211,052)
                                                                            ------------------   -----------------
      Adjustments  to  reconcile net loss to net cash
       used in operating activities:
             Common stock issued in exchange
                   for Consulting                                                           -                   -
             Common stock issued in exchange services                                   1,250                 375
             Depreciation                                                              39,262              42,986
             Changes in operating assets and liabilities:
             Impairment Loss on Investment                                                  -               1,927
             Decrease in receivables                                                        -               3,166
             Decrease (increase)  in inventory                                         28,571             (39,132)
             Increase in other receivables                                            (10,521)                  -
             (Decrease) increase in accounts payable                                  (51,263)             28,970
             Increase in accrued payables                                              26,521             100,053
             (Decrease) in customer deposits                                          (64,700)                  -
                                                                            ------------------   -----------------
      Total adjustments                                                               (30,880)            138,345
                                                                            ------------------   -----------------
        Net cash received from (used in) operating activities                         (63,389)            (72,707)
                                                                            ------------------   -----------------
Cash flows from investing activities:
                                                                            ------------------   -----------------
       Net cash used in investing activities                                                -                   -
                                                                            ------------------   -----------------
Cash flows from financing activities:
      Bank overdraft                                                                        -                   -
      Payments on notes payables, related party                                        (7,602)            (14,197)
      Customer deposit                                                                      -               2,680
     (Payment) Proceeds on/from note payable                                          (29,000)             25,000
      Payment onshort term deposit                                                     (8,152)                  -
      Proceeds from lines of Credit                                                    11,551              24,531
                                                                            ------------------   -----------------
      Net cash (used in) provided by financing activities                             (33,203)             38,014
                                                                            ------------------   -----------------

Net (decrease) in cash                                                                (96,592)            (34,693)

Cash and cash equivalents - beginning of period                                       107,223              36,576

Cash and cash equivalents - end of period                                            $ 10,631             $ 1,883
                                                                            ==================   =================
Supplemental disclosure of cash flow information:
    Interest Paid                                                                    $ 10,008            $ 26,055
                                                                            ==================   =================
    Taxes paid                                                                            $ -                 $ -
                                                                            ==================   =================
Non-cash financing and investing activities:
  Equipment Purchased from related party                                                  $ -                 $ -
                                                                            ==================   =================
   Stock issued for compensation                                                      $ 1,250               $ 375
                                                                            ==================   =================

The accompanying notes are an integral part of these financial statements.

                                      F-4




              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended JULY 31, 2010
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Medina International Holdings, Inc. ("the Company") was incorporated in 1998 as Colorado Community Broadcasting, Inc. and the Company changed the name of the business in 2005 to Medina International Holdings, Inc.

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2010. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2010. Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.


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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2010, the Company's current liabilities exceeded its current assets by $2,400,191. Also, the Company's operations generated 488,260 revenue during the current period ended and the Company's accumulated deficit is $5,475,863.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2010 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

Summary of Accounting Policies:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.
..
Use of Estimates

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At July 31, 2010 and April 30, 2010, the Company had no balance in its allowance for doubtful accounts.

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

Long Lived Assets

The Company adopted codification ASC 350 "Accounting for the Impairment or Disposal of Long-Lived Assets", The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the three months ended July 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2. INVENTORY

As of July 31, 2010, inventory consisted of the following:

                            Inventory                           Cost
                            ---------                           ----
Parts                                                       $31,698
Work-in-Progress                                             77,907
Finished Goods                                               26,476
                                                      ------------------
Total Inventory                                     $       136,081
                                                      ==================

NOTE 3. FIXED ASSETS

As of July 31, 2010, fixed assets consisted of the following:

Property and Equipment                                                     Cost
----------------------                                                     ----

Machinery and equipment; including molds & tools                    $1,045,740
Computers                                                               13,535
Furniture & fixture                                                      2,080
Office equipments                                                        3,200
Fire Extinguisher                                                          500
Total Property and Equipment                                         1,065,055

Less accumulated depreciation                                         (400,469)
                                                                    ------------
Fixed Assets, Net                                                     $664,586
                                                                    ============


NOTE 4. SHORT-TERM DEBT

                                                               Quarter ended
Financial Institutions                                         July 31, 2010
----------------------                                         -------------
Citi bank                                                       $   95,932
Credit Cards                                                       111,673
                                                               -------------
Total Short Term debt                                           $  206,605
                                                               =============

At July 31, 2010 the Company has a credit card totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this credit card was $95,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 5. RELATED PARTY TRANSACTIONS

As of July 31, 2010 the Company owed $863,339 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC.

NOTE 6. CUSTOMER DEPOSIT

Deposit from customers at the end of quarter ended July 31, 2010 consists of the following:

         Deposit for commercial boats                       $222,800
         Deposit for recreational boats                       20,500
                                                             ------
                           Total                            $243,300
                                                            =========


NOTE 7. NOTE PAYABLE

                                                     Quarter ended
                              Items                  July 31, 2010
                              =====                  =============

Notes payable - related party                            $ 65,000

Notes payable - others                                     10,000
                                                    -------------------

Total                                                    $ 75,000
                                                    ===================

At July 31, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $10,000, which bears at 8% interest, and is currently due.

At July 31, 2010, the Company had an unsecured note payable with an unrelated party in the amount of $15,000, which bears 8% interest and the payment is currently due.

At July 31, 2010, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $8,000.

NOTE 8. SHAREHOLDERS' LOANS

At July 31, 2010, Shareholders' loans consisted of the following:

Daniel Medina, President & Director                      $165,314
Madhava Rao Mankal, Chief Financial Officer  & Director   253,454
                                                          -------
Total                                                    $418,768
                                                          ========

Shareholder's loan from shareholder of the Company, unsecured, 10% interest per annum, due on demand.

NOTE 9. STOCKHOLDERS' EQUITY

During the three months ended, the Company did not issue any shares of its common stock.

NOTE 10. COMMITMENTS

Rental Leases

The Company signed a 3 year lease for 11,900 square feet building in the city of Corona, in the state of California, effective April , 2010. The address for this location is 1802 Pomona Rd, Corona, CA 92880. This building is owned by unrelated parties. The lease expires on March 31, 2013, and calls for monthly payments initially of $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for small periodic renewal payments, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated events through August 11, 2010 for subsequent events to be included in its July 31, 2010 financial statements herein.

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

The Company engages nine full time employees. Our President and Chief Financial Officer have been engaged on full time to work with Harbor Guard Boats, Inc.

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

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended July 31, 2010 Compared To The Same Period Ended July 31, 2009

The Company recognized $488,260 in revenues during the three months ended July 31, 2010 compared to $870 in 2009 resulting in increase of sales during this quarter of $487,390. We sold three boats during the quarter ended July 31, 2010 compared to none during the quarter ended July 31, 2009.

During the three months ended July 31, 2010 general and administrative expenses decreased by $18,458 or 15.27% to $102,366 for the quarter ended July 31, 2010 compared to $120,824 for the quarter ended July 31, 2009. Selling and marketing expenses increased by $52,844 to $53,131 for the quarter ended July 31, 2010 compared to $287 for the quarter ended July 31, 2009. Increase is mainly due to $34,938 in sales commission, $8,029 in freight and $7,135 in trade show expenses for the quarter ended July 31, 2010.

During the three months ended July 31, 2010 interest expense decreased by $16,047 or 61.58% to $10,008 for the period ended July 31, 2010 compared to $26,055 for the period ended July 31, 2009.

During the three months ended July 31, 2010, the Company recognized a net loss of $32,509 compared to a net loss of $211,052 for the quarter ended July 31, 2009. The decrease of $178,543 or 84.60% was mostly due to the gross profit on sale of boats.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2010, we had $10,631 in cash, $1,065,055 in gross fixed assets. The Company will need to raise capital through loans or private placements in order to carry out any operational plans.

During the three months ended July 31, 2010, the Company used $63,389 from its operating activities. The Company used $33,203 through financing activities during the three months ended July 31, 2010. At July 31, 2010, the Company had a working capital deficit of $2,400,191.

During the three months ended July 31, 2009, the Company used $72,707 from its operating activities. The Company had $1,883 in cash at July 31, 2009. The Company provided $38,014 through financing activities during the three months ended July 31, 2010.

During the three months ended July 31, 2010, the Company made a payment of $29,000 on promissory notes and $7,602 owed to related party of the Company.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended July 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm..

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -

                NONE

ITEM 2.  CHANGES IN SECURITIES -

                NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -


                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                NONE

ITEM 5.  OTHER INFORMATION -

            NONE.

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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: August 20, 2010                        By: /s/ Daniel Medina
                                                      --------------------------
                                                      Daniel Medina,
                                                      President


Dated: August 20, 2010                        By: /s/ Madhava Rao Mankal
                                                      --------------------------
                                                      Madhava Rao Mankal,
                                                      Chief Financial Officer