Form 10-Q/A
period 2010-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-10-22
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q/A
                                -----------------

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

                                Explanatory Note

Medina International Holdings, Inc. (the Company) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QA for the quarter ended July 31, 2010, filed with the Securities and Exchange Commission on August 20, 2010, for the sole purpose of amending Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.



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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)




Dated: October 15, 2010                        By: /s/ Daniel Medina
                                                      --------------------------
                                                      Daniel Medina,
                                                      President


Dated: October 15, 2010                        By: /s/ Madhava Rao Mankal
                                                      --------------------------
                                                      Madhava Rao Mankal,
                                                      Chief Financial Officer