Form 10-Q
period 2010-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2010-12-08
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              -----------------------------------------------------

                                    FORM 10Q
              -----------------------------------------------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2010

                                       or

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________


                        Commission file number: 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                     84-1469319
  -------------------------                      ---------------------------
  (State of Incorporation)                       (IRS Employer ID Number)


                            1802 Pomona Rd., CA 92880
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  909-522-4414
              -----------------------------------------------------
                         (Registrant's Telephone number)

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

Non-accelerated filer [ ]                   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 18, 2010, there were 51,006,747 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                   Page
                                                                                           ----
Consolidated Balance Sheets - October 31, 2010 and April 30, 2010                           F-1

Consolidated Statement of Operations -
   Three months and six months ended October 31, 2010 and 2009                              F-2

Statement of Cash Flows -
   Six months ended October 31, 2010 and 2009                                               F-3

Statement of Changes in Stockholders' Equity (Deficit)                                      F-4

Notes to Consolidated Financial Statements                                                  F-5

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable       6

Item 4. Controls and Procedures                                                           7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                 7

Item 1A. Risk Factors       - Not Applicable                                              7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                       7

Item 3. Defaults Upon Senior Securities                                                   8

Item 4.  Removed and Reserved

Item 5. Other Information                                                                 8

Item 6. Exhibits                                                                          8

SIGNATURES                                                                                9


                         PART I - FINANCIAL INFORMATION



                             MEDINA INTERNATIONAL HOLDINGS, INC.
                                      AND SUBSIDIARIES
                                 Consolidated Balance Sheets


                                                                                           October 31,       April 30,
                                                                                              2010             2010
                                                                                           (Unaudited)       (Audited)
                                                                                           -----------       ---------

                                           ASSETS
Current Assets:
   Cash                                                                                          $ 1,303       $ 107,223
   Receivables                                                                                         -          62,283
   Inventory                                                                                     205,012         164,652
   Other receivables                                                                               3,035             465
                                                                                         ----------------  --------------
     Total current assets                                                                        209,351         334,623

   Property & Equipment                                                                        1,082,780       1,065,055
   Accumulated depreciation                                                                     (439,763)       (361,207)
                                                                                         ----------------  --------------
     Total property & equipment                                                                  643,017         703,848

   Other assets
       Prepaid Expenses                                                                           20,095           8,249

                                                                                         ----------------  --------------
     TOTAL ASSETS                                                                              $ 872,463      $1,046,720
                                                                                         ================  ==============
                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                            $ 673,836       $ 640,055
   Accrued liabilities                                                                           266,373         186,075
   Short term debt                                                                               208,595         214,757
   Customer Deposit                                                                              100,500         308,000
   Stock subscription payable                                                                      2,625               0
   Notes payable                                                                                  75,000         104,000
   Related party payable                                                                         835,729         870,941
   Related Parties - short-term borrowings from shareholders                                     427,867         407,217
                                                                                         ----------------  --------------
     Total current liabilities                                                                 2,590,524       2,731,045

Stockholders' equity (deficit):
   Preferred stock, Series 'A', $.01 par value, 50 shares
         authorized, 20 issued and outstanding as on October 31, 2010 and April 30, 2010         240,000         240,000
   Common stock, $0.0001 par value, 100,000,000 shares
         authorized, 51,006,747 shares issued and outstanding on October 31, 2010
          and April 30, 2010                                                                       5,101            5101
   Additional paid-in capital                                                                  3,513,928       3,513,928
   Accumulated deficit                                                                        (5,477,090)     (5,443,354)
                                                                                         ----------------  --------------
     Total stockholders' equity (deficit)                                                     (1,718,062)     (1,684,325)

                                                                                         ----------------  --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                      $ 872,463      $1,046,720
                                                                                         ================  ==============
    The accompanying notes are an integral part of these financial statements

              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                          For the three months ended October 31,                For the six months ended October 31,
                                             2010                      2009                       2010                     2009
                                             ----                      ----                       ----                     ----

Sales, net                                $ 418,791                   $ 694                  $ 907,051                  $ 1,564
Cost of Goods Sold                          238,081                  49,369                    580,964                97,130.00

                                          ------------------------------------  --------------------------------------------------

    Gross Profit (Loss)                     180,709                 (48,675)                   326,087                  (95,566)


General and administrative expenses         125,409                 118,539                    240,156                  256,680
Selling and marketing expenses               37,169                   2,763                     90,300                    3,050
Research and development expenses                 -                       -                          -                    1,370

                                        --------------------------------------  --------------------------------------------------
    Income (Loss)  from operations           18,131                (169,977)                    (4,370)                (356,666)

Other income                                      -                   2,800                          -                    4,336
Interest expense                            (19,358)                (22,889)                   (29,366)                 (48,945)
                                        --------------------------------------  --------------------------------------------------
    Net other loss                          (19,358)                (20,089)                   (29,366)                 (44,609)

Loss before income tax (expense) benefit     (1,227)               (190,066)                   (33,736)                (401,275)
Income tax (expense) benefit                      -                       -                          -                        -

                                        --------------------------------------  --------------------------------------------------
    Net Loss from Operations                $(1,227)              $(190,066)              $    (33,736)               $(401,275)
                                        ======================================  ==================================================

Net loss per share:
                                        --------------------------------------  --------------------------------------------------
    Basic                                   $ (0.00)                $ (0.00)                   $ (0.00)                 $ (0.01)
    Diluted                                   (0.00)                $ (0.00)                   $ (0.00)                 $ (0.01)
                                        ======================================  ==================================================

Weighted average number of shares
 outstanding:
                                        --------------------------------------  --------------------------------------------------

    Basic                                51,006,747              44,713,219                 51,006,747               44,713,219
    Diluted                              51,006,747              44,713,219                 51,006,747               44,713,219
                                        --------------------------------------  --------------------------------------------------


    The accompanying notes are an integral part of these financial statements.

              Medina International Holdings, Inc. and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                           Additional
                                        Common Stock                   Preferred Stock                       Paid-In
                                           Shares           Amount         Shares          Amount            Capital
                                     -------------------------------------------------------------------------------------
Balance - April 30, 2008                     35,560,091        $ 3,556               -             $ -         $ 2,419,032
Net loss
                                     -------------------------------------------------------------------------------------
Balance - April 30, 2009                     35,560,091          3,556               -               -           2,419,032

Stock issued to Directors/Officers                                                  20         240,000
Stock issued to Directors                       131,250             13                                               5,585
Stock issued for acquisition of HGB          11,000,000          1,100                                             658,900
Stock issued for accrued liabilities          4,135,000            413                                             413,087
Shares issued for services                       80,406              8                                               7,332
Stock subscription receivable                   100,000             10                                               9,990
Net loss
                                     -------------------------------------------------------------------------------------

Balance - April 30, 2010                     51,006,747          5,100              20         240,000           3,513,928

Net loss
                                     -------------------------------------------------------------------------------------

Balance - October 31, 2010                   51,006,747        $ 5,100            $ 20       $ 240,000         $ 3,513,928
                                     =====================================================================================

The accompanying notes are an integral part of the financial statements

              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
(continued)



                                                 Common
                                                 Stock      Subscription      Accumulated
                                               Subscribed    Receivable         Deficit            Totals
                                             -------------------------------------------------------------------
Balance - April 30, 2008                          $ 10,000        $ (3,000)     $ (2,929,850)        $ (500,262)
Net loss                                                                          (1,768,434)        (1,768,434)
                                             -------------------------------------------------------------------
Balance - April 30, 2009                            10,000          (3,000)       (4,698,284)        (2,268,696)

Stock issued to Directors/Officers                                                                      240,000
Stock issued to Directors                                                                                 5,598
Stock issued for acquisition of HGB                                                                     660,000
Stock issued for accrued liabilities                                                                    413,500
Shares issued for services                                                                                7,340
Stock subscription receivable                      (10,000)          3,000            (3,000)                 0
Net loss                                                                            (742,070)          (742,070)
                                             -------------------------------------------------------------------

Balance - April 30, 2010                                 -               -        (5,443,354)        (1,684,326)

Net loss                                                                             (33,736)           (33,736)
                                             -------------------------------------------------------------------

Balance - October 31, 2010                             $ -             $ -      $ (5,477,090)      $ (1,718,062)
                                             ===================================================================

     The accompanying notes are an integral part of the financial statements

            MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statement of Cash Flows
                                 (Unaudited)


                                                                                     Six Months Ended
                                                                                        October 31,
                                                                                   2010           2009
                                                                              -------------------------------
  Cash flows from operating activities:
     Net loss                                                                      $ (33,736)     $ (401,275)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Common stock expenses                                                       2,625           2,071
           Depreciation expenses                                                      78,556          88,621
           Gain on settlement of accounts payable                                                       (693)
           Write-off of fixed assets                                                                     885
     Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                 62,283
           (Increase) decrease in other receivable                                    (2,570)          3,166
           (Increase) decrease in inventory                                          (40,360)       (115,041)
           Increase (decrease) in accounts payable
                and accrued liabilities                                              114,079         259,563
           Increase (decrease) in customer deposits                                 (207,500)         85,210
           (Increase) decrease in prepaid expenses                                   (11,846)
                                                                              -------------------------------
             Total adjustments                                                        (4,733)        323,782
                                                                              -------------------------------
           Net cash (used) received in operating activities                          (38,469)        (77,493)
                                                                              -------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                              (17,725)              -
                                                                              -------------------------------
           Net cash used in investing activities                                     (17,725)              -
                                                                              -------------------------------
Cash flows from financing activities:
     Proceeds from notes payables - related party                                     20,650          15,450
     Payments to notes payables - related party                                            -         (44,856)
     (Payments) Proceeds from note payable                                           (29,000)         25,000
     Proceeds from lines of credit & credit cards                                          -          53,432
     Payments on lines of credit & credit cards                                       (6,163)        (20,904)
     Proceeds from related party - short-term borrowings
         from shareholders                                                                 -          26,094
     Payment to related party - short-term borrowings
         from shareholders                                                           (35,213)        (12,885)
                                                                              -------------------------------
           Net cash provided (used) by financing activities                          (49,726)         41,331
                                                                              -------------------------------
Net increase (decrease) in cash and cash equivalents                                (105,920)        (36,162)

Cash and cash equivalents - beginning of period                                      107,223          36,576
                                                                              -------------------------------
Cash and cash equivalents - end of period                                            $ 1,303           $ 414
                                                                              ===============================
Supplemental disclosure of cash flow information:
     Interest Paid                                                                   $ 6,985         $ 4,054
                                                                              ===============================
     Taxes paid                                                                          $ -             $ -
                                                                              ===============================

    The accompanying notes are an integral part of these financial statements

                         PART I - FINANCIAL INFORMATION

              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                    For the six months ended October 31, 2010
                                   (Unaudited)

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

The Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2009 and changed its name to Harbor Guard Boats, Inc. ("HGB"). During fiscal year 2008 the Company ceased reporting as a development stage company.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2010, the Company's current liabilities exceeded its current assets by $2,381,174. Also, the Company's operations generated $907,051 in revenue during the six month period ended and the Company's accumulated deficit was $5,477,090.

We have taken various steps to revise the Company's operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2010 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the fiscal year.

The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At October 31, 2010 and April 30, 2009, the Company had no balance in its allowance for doubtful accounts.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs during the six months period ended October 31, 2010 of $1,872.

Inventory

We carry our inventories at the lower of its cost or market value. Cost is determined using first-in, first-out ("FIFO") method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Fixed Assets

Capital assets are stated at cost. Equipment consisting of molds is stated at cost. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.


-------------------------------------- ------------------
Property and Equipment                 No. of Years
-------------------------------------- ------------------
Molds                                          7
Manufacturing Tools                            5
Computers                                      3
Furniture                                      3
Manufacturing tool HGB - used                  3
Office Equipments                              3
Office Phone                                   3
-------------------------------------- ------------------

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats. Sales each year were made domestically and internationally. The Company does not separate sales activities into different operating segments. The Company sold five boats and earned $907,051 in revenues for the six month period ended October 31, 2010.

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

NOTE 3 Inventory


As of October 31, 2010 and April 30, 2010, inventory consisted of the following:

------------------------------------------------------- --------------- --------------
                         Item                             October 31      April 30,
------------------------------------------------------- --------------- --------------
                                                             2010           2010
                                                             ----           ----

Raw materials and supplies                                    $ 35,203       $ 31,699
Work in progress                                               143,333        106,477
Finished goods                                                  26,476         26,476
                                                        --------------- --------------
Total Inventory                                             $ 205,012        $164,652
------------------------------------------------------- --------------  --------------


NOTE 4 Property and equipment

As of October 31, 2010 and April 30, 2010, Property and equipment consisted of the following:


------------------------------------------------------- --------------- --------------
                Property and Equipment                    October 31      April 30,
------------------------------------------------------- --------------- --------------
                                                             2010           2010
                                                             ----           ----

Machinery and equipment; including molds & tools           $ 1,063,466     $1,045,740
Computers                                                       13,535         13,535
Furniture and fixtures                                           2,080          2,080
Office equipments                                                3,200          3,200
Fire Extinguisher                                                  500            500
                                                                   ---            ---
 Total property and equipment                                1,082,781      1,065,055
Less: Accumulated Depreciation                               (439,764)      (361,207)
                                                        --------------- --------------
Total property and equipment                                $ 643,017       $ 703,848
------------------------------------------------------- -------------- ---------------



Company purchased machinery and made molds during the six months period ended October 31, 2010.

NOTE 5 Prepaid expenses

As of October 31, 2010 and April 30, 2010, prepaid expenses included operating expenses and vendor deposit in the amount of $20,095 and $8,249, respectively.

NOTE 6 Accrued liabilities

Our accrued liabilities as of October 31, 2010 and April 30, 2010 were as follows:



------------------------------------------------------- --------------- --------------
                 Accrued Liabilities                      October 31      April 30,
------------------------------------------------------- --------------- --------------
                                                             2010           2010
                                                             ----           ----

Interest - shareholders' loan                                  $     -        $ 4,047
Interest - related party                                        10,550          8,500
Interest - notes payable                                         5,860          5,272
Payroll and taxes                                              217,180        139,783
Warranty liabilities                                            32,783         28,473
                                                        --------------- --------------
                                                        --------------  --------------
Total accrued liabilities                                 $   266,373       $ 186,075
------------------------------------------------------- --------------  --------------

Interest on shareholders loan was transferred and added to shareholders loan amount as of April 30, 2010. Interest was accrued and included in Shareholders' loan account.


NOTE 7 Short-term debt

--------------------------------------------------------- --------------------------------
                    Short-term debt                       October 31         April 30,
--------------------------------------------------------- --------------------------------
                                                              2010              2010
                                                              ----              ----

Line of credit - Financial Institution                    $  94,932        $    94,932
Credit card                                                    113,663            119,825
                                                               -------            -------
Total                                                         $208,595           $214,757
--------------------------------------------------------- ------------- -- ---------------


As of October 31, 2010 the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75%. The outstanding balance as of October 31, 2010 was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 8 Risk Management Activities

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

NOTE 9 Customer deposit



Deposit from customers consisted of the following:

------------------------------------------------------- --------------- --------------
                  Customer Deposits                       October 31      April 30,
------------------------------------------------------- --------------- --------------
                                                             2010           2010
                                                             ----           ----

Deposit for commercial boats                               $    80,000      $ 287,500
Deposit for recreational boats                                  20,500         20,500
                                                        --------------- --------------
Total customer deposits                                     $ 100,500       $ 308,000
------------------------------------------------------- -------------- ---------------

                                      F-12


NOTE 10 Notes payable

------------------------------------------------------- --------------- --------------
                    Notes Payable                         October 31      April 30,
------------------------------------------------------- --------------- --------------
                                                             2010           2010
                                                             ----           ----

Notes payable - related party                                 $ 65,000       $ 65,000
Notes payable - others                                          10,000         39,000
                                                        --------------- --------------
Total notes payable                                          $ 75,000       $ 104,000
------------------------------------------------------- -------------- ---------------


As of October 31, 2010, the Company had an unsecured note payable to an unrelated party in the amount of $10,000, which bears interest at 8% per annum, and is currently due. As of October 31, 2010, accrued Interest on this note was $2,860

As of October 31, 2010, the Company had an unsecured note payable to Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears interest at 8% per annum. As of October 31, 2010, accrued Interest on this note was $9,000.

As of October 31, 2010, the Company had an unsecured note payable to Rosa Medina, mother of Daniel Medina, President of the Company, in the amount of $15,000, which bears interest at 8% per annum. As of October 31, 2010, accrued Interest on this note was $1,550.

NOTE 11 Related Party Transactions

As of October 31, 2010 the Company owed $835,728 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC (currently Harbor Guard Boats, Inc.).

We received a letter dated October 19, 2010, from an attorney representing Albert Mardikian, the CEO of our subsidiary, Harbor Guard Boats, Inc. The letter seeks an accounting of amounts due to Mr. Mardikian. We have provided the accounting and are working with Mr. Mardikian and his counsel to resolve any outstanding issues. We have offered to mediate any remaining disputed items.

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


NOTE 12 Shareholders' loans

At October 31 2010, Shareholders' loans consisted of the following:

------------------------------------------------------- --------------- --------------
                 Shareholders' Loans                      October 31      April 30,
------------------------------------------------------- --------------- --------------
                                                             2010           2010
                                                             ----           ----

Daniel Medina, President                                     $ 169,434      $ 156,743
Madhava Rao Mankal, Chief Financial Officer                    258,433        250,474
                                                        --------------- --------------
Total Shareholders' Loans                                   $ 427,867       $ 407,217
Shareholders'  loan  are  unsecured,  accrued  at  10%
interest per annum and due on demand
------------------------------------------------------- -------------- ---------------


During the year ended April 30, 2010, the Company transferred interest accrued on shareholders' loans to the shareholders' loan account in the amount of $75,155. Interest is accrued and included in Shareholders' loan account.

From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 13 Stockholders' equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. As of October 31, 2010 and April 30, 2010, the Company had 51,006,747 shares of its common stock issued and outstanding. During the six months period ended October 31, 2010 no common shares were issued by the Company.

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

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series `A' preferred stock ("Series A"). The Series `A' has a stated value $12,000 per share, each one share of Series `A' is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series `A' is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series `A' could be converted into 20 preferred shares were issued or outstanding at October 31, 2010.

In 2010, in satisfaction of a stock subscription payable incurred in 2009, the Company issued 20 shares of its Series `A' preferred stock to two of its executive officers, Messrs. Madhava Rao Mankal, CFO of the Company and Daniel Medina, President of the Company. Mr. Mankal and Mr. Medina each received 10 shares of Series `A' preferred stock, which was valued at $240,000 in total.

Stock Subscriptions Payable

At October 31, 2010, the Company had an obligation to issue 25,000 common shares in consideration for directors' fees and consulting services.

At April 30, 2008, the Company had an incurred obligation to issue 41,250 common shares for past consideration rendered in the amount of $1,563, and an obligation to issue 20 Series `A' preferred shares for past consideration rendered in the amount of $240,000, for a total stock subscription payable liability of $241,563. In addition, as of April 30, 2009, the Company had an incurred obligation to issue 11,091,250 common shares for past consideration rendered in the amount of $662,738, The combined total stock subscription payable liability of $902,738 were fulfilled by the issuance of the common and preferred shares.

NOTE 14 Acquisition

Medina International Holdings, Inc. ("Company") acquired Modena Sport Designs, LLC (currently Harbor Guard Boats, Inc.) a California corporation, on June 18, 2008, as its wholly owned subsidiary. The results of operations of Modena Sport Designs, LLC included in the consolidated financial statements of the Company in the form 10-K for the year ended April 30, 2009, are from June 18, 2008 to April 30, 2009.

The Company accounted for the acquisition of 100% equity of Modena Sport Designs, LLC using the purchase method. The purchase price to acquire Modena Sport Designs, LLC (fixed assets, molds, and license agreements) was 11,000,000 shares of the Company's common stock and $1,000,000 in cash payments, of which $800,000 is contingent on boat sales and $200,000 is currently due.

The 11,000,000 shares of Company's common stock was valued at $0.06, which was the fair value of the Company's common stock traded on the Over-the-counter-bulletin-board (OTCBB) market as of the date of the agreement. Share certificates for 11,000,000 shares were issued on June 1, 2009 and accounted in Medina international Holdings, Inc.'s books for the year ended April 30, 2009.

The complete disclosure of the acquisition of Modena Sports Design, LLC (currently Harbor Guard Boats, Inc.), along with the acquired goodwill, were reported in our annual report on Form 10-K for the period ended April 30, 2010.

NOTE 15 Commitments

Operating Leases

The Company signed a 3 year lease agreement for a 11,900 square feet building in the city of Corona, in the state of California, effective April 2010. The address for this location is 1802 Pomona Rd, Corona, CA 92880. This building is owned by unrelated parties. The lease expires on March 31, 2013, and calls for monthly payments initially at $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

Prior to February 3, 2010, the Company rented a 5,000 square-foot manufacturing facility at 2051 Placentia Ave., Costa Mesa, CA 92627, for $6,500 per month, on a verbal month-to-month basis. This facility was owned by a related party, the CEO of Harbor Guard Boats, Inc. We have accrued $75,500 in rental expenses as of April 30, 2010, with $57,000 incurred in fiscal year 2010. The Company moved its operations to Corona, California, in February of 2010.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. These license agreements typically provide for small periodic renewal payments, along with royalty fee payments based on a percentage (generally 1.5% - 2%) of related gross sales.

NOTE 16 Subsequent Events

The Company delivered two (2) boats during November of 2010.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are in the business of providing quality products and services to emergency and rescue personnel who risk their lives to save others. We design, manufacture, test, deliver, and support fire rescue, rescue, and patrol watercrafts (commercial), ranging from 15' to 37' in length. Our commercial watercrafts are sold to organizations dedicated to protecting its country and its citizens. Our products are sold to fire, search & rescue, emergency, police, defense, and military departments in the United States and abroad. Fire departments are our largest customers and we rely heavily on government funded departments to achieve sales and continue our operations.

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

The main uncertainty about our operations is whether we will continue to receive orders for our commercial products. Our potential customers rely on federal grants or other government budgets to receive funds to purchase equipment. Depending on the size of aid received, organization's decision maker(s) purchase equipment(s) for their departments. The size of the aid received by these departments creates a demand for our product, in terms of price and features. The timing of the funds cannot be predicted for our prospective international customers. The size of the aid cannot be predicted; hence we will be unable to forecast our outlook for the coming fiscal year.

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

Strategy

Our business strategy is to deliver quality products and services to aid organizations dedicated to protect its citizens. Our intent is to not only manufacture high quality watercrafts, but also to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

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

For the Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

The Company recognized $418,791 in revenues during the three months ended October 31, 2010 as compared to $694 for the three months period ended October 31, 2009, resulting from an increase in sales during the quarter of $418,097. We sold two boats for the three months ended October 31, 2010 compared to none during the three months ended October 31, 2009.

Our cost of goods sold for the three months ended October 31, 2010 was $238,081 compared to $49,369 during the three months ended October 31, 2009. The increase in cost of goods sold of $188,712 or 382% was a result due to increase in corresponding sales activities.

During the three months ended October 31, 2010, we incurred general and administrative expenses of $125,409 compared to $118,539 during the three months ended October 31, 2009. The increase in general and administrative expenses for the three months period ended October 31, 2010 of $6,870 or 6% was mainly due to the accrual of management salary.

During the three months ended October 31, 2010, the Company incurred selling and marketing expenses of $37,169 compared to $2,763 during the three months ended October 31, 2009. The increase of $34,406 or 1245% in selling expenses was primarily due to the sales commission of $19,936, freight charges of $5,371 and marketing expenses of $5,470.

Interest expense decreased by $3,531 or 15% for the three month period ended October 31, 2010. The Company incurred $19,358 for the three month period ended October 31, 2010 compared to $22,889 for the three month period ended October 31, 2009.

During the three months ended October 31, 2010, the Company recognized a net loss of $1,227 compared to $190,066 during the three months ended October 31, 2009. Decrease in net loss of $188,839 or 99% was a result of $229,384 increase in gross profit.

For the Six Months Ended October 31, 2010 Compared to the Six Months Ended October 31, 2009

The Company recognized $907,051 in revenue during the six months period ended October 31, 2010 as compared to $1,564 for the six months period ended October 31, 2009 resulting from an increase in sales during the six months ended by $905,487. We sold five boats for the six months ended October 31, 2010 compared to none during the six months ended October 31, 2009.

Our cost of goods sold for the six months ended October 31, 2010 was $580,964compared to $97,130 during the six months ended October 31, 2009. The increase in cost of goods sold of $483,834 or 498% was a result due to increase in corresponding sales activities.

During the six months ended October 31, 2010, we incurred general and administrative expenses of $240,156 compared to $256,680 during the six months ended October 31, 2009. The decrease in general and administrative expenses for the six months period ended October 31, 2010 of $16,524 or 6% was mainly due to mainly due to the reduction in certain administration expenses.

During the six months ended October 31, 2010, the Company incurred selling and marketing expenses of $90,300 compared to $3,050 during the six months ended October 31, 2009. The increase of $87,250 or 2861% in selling expenses was primarily due to the sales commission of $54,874, freight charges of $13,400 and marketing expenses of $19,052.

Interest expense decreased by $19,579 or 40% for the six month period ended October 31, 2010. The Company incurred $29,366 for the six month period ended October 31, 2010 compared to $48,945 for the six month period ended October 31, 2009.

During the six months ended October 31, 2010, the Company recognized a net loss of $33,736 compared to $401,275 during the six months ended October 31, 2009. Decrease in net loss of $367,539 or 92% was a result of the $421,653 increase in gross profit.

Liquidity and Capital Resources

As of October 31, 2010, the Company had $1,303 cash on hand, an inventory of $200,070 and net property and equipment of $643,017. The Company's total current liabilities were $2,590,524 as of October 31, 2010, which was represented mainly accounts payable of $673,836, accrued liabilities of $266,373, deposits from customers of $100,500, short-term debt of $208,595, notes payable of $75,000 and short-term borrowings from shareholders totaling $427,867. In addition, stock subscription payable of $2,625 and note payable incurred as a result of acquisition of $835,729 are included in the current liabilities. At October 30, 2010, the Company's current liabilities exceeded current assets by $2,381,174.

The Company used $38,469 in operating activities for the six months period ended October 31, 2010 compared to usage of $77,493 for six month period ended October 31, 2009.

The Company used $17,725 in investing activities for the six months period ended October 31, 2010 compared to none for six month period ended October 31, 2009.

During the six months period ended October 31, 2010, the Company used $49,726 in financing activities, which included payment of $6,163 towards the lines of credits and credit cards held by the Company. The Company made $29,000 in payments towards notes payable and $35,213 in payments towards short-term borrowings from related parties. During the six months period ended October 31, 2009, the Company made payments towards short-term borrowings from related parties, lines of credit and credit cards, and notes payables in the amount of $12,885, $20,904, and $44,856, respectively.

During the six months period ended October 31, 2009, the Company received proceeds from line of credit, note payable, and notes payable from related parties in the amount of $53,432, $25,000, and $15,450, respectively, compared to none for the six month period ended October 31, 2010.

The Company has an accumulated deficit, as of October 31, 2010, of $5,482,032 compared to $5,443,354 as of October 31, 2009.

Contractual Obligations and Other Commercial Commitments

The Company does not have sufficient capital to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent the Company from accomplishing its goal of expanding operations. There is no assurance that the Company will be able to carry out our business. No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to cover its expenses as they are incurred. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the management might seek to compensate providers of services by issuances of stock in lieu of cash.

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

As of October 31, 2010, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2010, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2010, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2010, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2010 and April 30, 2010, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. For the year ended April 30, 2010, there was substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,381,174, no significant cash, minimal other assets, and no capital commitments.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintained disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. CHANGES IN SECURITIES -

For the six month period ended October 31, 2010, the Company did not issue any securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5 OTHER INFORMATION -

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

                                            MEDINA INTERNATIONAL HOLDINGS, INC.
                                                      (Registrant)




Dated: December 7, 2010                     By: /s/ Daniel Medina
                                             -----------------------------------
                                             Daniel Medina,
                                             President


Dated: December 7, 2010                     By: /s/ Madhava Rao Mankal
                                             -----------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer