Form 10-Q
period 2011-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2011-03-11
CIK 1093248

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

                For the quarterly period ended January 31, 2011

                                       or

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

As of January 31, 2011, there were 51,006,747 shares of the registrant's common stock issued and outstanding.






PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                   Page
                                                                                           ----
Consolidated Balance Sheets - January 31, 2011 and April 30, 2010                          F-1

Consolidated Statement of Operations -
   Three months and nine months ended January 31, 2011 and 2010                            F-2

Statement of Changes in Stockholders' Equity (Deficit)                                     F-4

Statement of Cash Flows -
   Nine months ended January 31, 2011 and 2010                                             F-5

Notes to Consolidated Financial Statements                                                 F-7

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable       5

Item 4. Controls and Procedures                                                           5

Item 4T. Controls and Procedures                                                          6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                 6

Item 1A. Risk Factors       - Not Applicable                                              7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                       7

Item 3. Defaults upon Senior Securities                                                   7

Item 5. Other Information                                                                 7

Item 6. Exhibits                                                                          7

SIGNATURES                                                                                8


                         PART I - FINANCIAL INFORMATION



                                 MEDINA INTERNATIONAL HOLDINGS, INC.
                                           AND SUBSIDIARIES
                                     Consolidated Balance Sheets

                                                                                           January 31,               April 30,
                                                                                             2011                      2010
                                                                                           (Unaudited)               (Audited)
                                                                                           -----------               ---------
                                                ASSETS
Current Assets:
    Cash                                                                           $               36       $           107,223
    Receivables                                                                                 2,925                    62,283
    Inventory                                                                                 235,963                   164,652
    Other receivables                                                                               -                       465
                                                                                  --------------------     ---------------------
       Total current assets                                                                   238,924                   334,623

Property & Equipment                                                                        1,083,236                 1,065,055
    Accumulated depreciation                                                                 (479,513)                 (361,207)
                                                                                  --------------------     ---------------------
       Total property & equipment                                                             603,723                   703,848

Other assets
    Prepaid expenses                                                                            7,749                     8,249

                                                                                  --------------------     ---------------------
       TOTAL ASSETS                                                               $           850,396       $         1,046,720
                                                                                  ====================     =====================
                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                              $           671,471       $           640,055
    Accrued liabilities                                                                       275,514                   186,075
    Short term debt                                                                           206,968                   214,757
    Customer Deposit                                                                          229,335                   308,000
    Stock committed to be issued                                                                3,375                         -
    Notes payable                                                                              67,887                   104,000
    Related party payable                                                                     833,480                   870,941
    Related Parties - short-term borrowings from shareholders                                 420,198                   407,217
                                                                                  --------------------     ---------------------
       Total current liabilities                                                            2,708,228                 2,731,045


Stockholders' equity (deficit):
    Preferred stock, Series 'A', $.01 par value, 50 shares
          authorized, 20 issued and outstanding as on January 31, 2011 and April 30, 2010     240,000                   240,000
    Common stock, $0.0001 par value, 100,000,000 shares
          authorized, 51,006,747 shares issued and outstanding on January 31, 2011
            and April 30, 2010                                                                  5,101                     5,101
    Additional paid-in capital                                                              3,513,928                 3,513,928
    Accumulated deficit                                                                    (5,616,861)               (5,443,354)
                                                                                  --------------------     ---------------------
       Total stockholders' equity (deficit)                                                (1,857,832)               (1,684,325)

                                                                                  --------------------     ---------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                        $          850,396       $         1,046,720
                                                                                  ====================     =====================

   The accompanying notes are an integral part of these financial statements

            MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                  Consolidated Statement of Operations
                               (Unaudited)

                                                                                  For the three months ended January 31,
                                                                                       2011                     2010
                                                                                       ----                     ----

Sales, net                                                                 $                 251,716 $               541,418
Cost of Goods Sold                                                                           199,649                 502,076
                                                                              -----------------------   ---------------------
    Gross profit (loss)                                                                       52,067                  39,342

General and administrative expenses                                                          179,927                 123,237
Selling and marketing expenses                                                                20,255                  27,755
Research and development                                                                           -                       -
                                                                              -----------------------   ---------------------
    Income (loss)  from operations                                                          (148,115)               (111,650)

Other income                                                                                  32,046                       -
Interest expense                                                                             (23,701)                 (8,187)
                                                                              -----------------------   ---------------------
    Net other Income (loss)                                                                    8,345                  (8,187)

Loss before income tax (expense) benefit                                                    (139,770)               (119,837)
    Income tax (expense) benefit                                                                   -                       -

                                                                              -----------------------   ---------------------
    Net Loss from operations                                               $                (139,770)$              (119,837)
                                                                              =======================   =====================

Net loss per share:
                                                                              -----------------------   ---------------------
    Basic                                                                  $                   (0.00)$                 (0.00)
    Diluted                                                                $                   (0.00)$                 (0.00)
                                                                              =======================   =====================

Weighted average number of shares outstanding:
                                                                              -----------------------   ---------------------
    Basic                                                                                 51,006,747              45,438,149
    Diluted                                                                               51,006,747              45,438,149
                                                                              -----------------------   ---------------------

    The accompanying notes are an integral part of these financial statements.

              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

(continued)



                                                             For the nine months ended January 31,
                                                                2011                      2010
                                                                ----                      ----


Sales, net                                           $               1,158,766 $                  542,982
Cost of Goods Sold                                                     780,613                    599,206
                                                        -----------------------   ------------------------
    Gross profit (loss)                                                378,153                    (56,224)

General and administrative expenses                                    420,083                    379,224
Selling and marketing expenses                                         110,556                     30,805
Research and development                                                     -                      1,370
                                                        -----------------------   ------------------------
    Income (loss)  from operations                                    (152,486)                  (467,623)

Other income                                                            32,046                      3,643
Interest expense                                                       (53,067)                   (57,131)
                                                        -----------------------   ------------------------
    Net other Income (loss)                                            (21,021)                   (53,488)

Loss before income tax (expense) benefit                              (173,507)                  (521,111)
    Income tax (expense) benefit                                             -                          -

                                                        -----------------------   ------------------------
    Net Loss from operations                         $                (173,507)$                  (521,111)
                                                        =======================   ========================


Net loss per share:
                                                        -----------------------   ------------------------
    Basic                                            $                   (0.00)$                    (0.01)
    Diluted                                          $                   (0.00)$                    (0.01)
                                                        =======================   ========================


Weighted average number of shares outstanding:
                                                        -----------------------   ------------------------
    Basic                                                           51,006,747                 44,713,219
    Diluted                                                         51,006,747                 44,713,219
                                                        -----------------------   ------------------------

     The accompanying notes are an integral part of the financial statements

              Medina International Holdings, Inc. and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                       Additional      Common
                                            Common Stock                       Preferred Stock           Paid-In        Stock
                                               Shares          Amount      Shares        Amount          Capital     Subscribed
                                          ---------------------------------------------------------------------------------------
Balance - April 30, 2008                         35,560,091      $ 3,556           -             $ -     $ 2,419,032    $ 10,000
Net loss
                                          ------------------------------------------------------------------------------------------
Balance - April 30, 2009                         35,560,091        3,556           -               -       2,419,032      10,000

Stock issued to Directors/Officers                                                20         240,000
Stock issued to Directors                           131,250           13                                       5,585
Stock issued for acquisition of HGB              11,000,000        1,100                                     658,900
Stock issued for accrued liabilities              4,135,000          413                                     413,087
Shares issued for services                           80,406            8                                       7,332
Stock subscription receivable                       100,000           10                                       9,990     (10,000)
Net loss
                                          ------------------------------------------------------------------------------------------
Balance - April 30, 2010                         51,006,747        5,101          20         240,000       3,513,928           -

Net loss
                                          ------------------------------------------------------------------------------------------
Balance - January 31, 2011                       51,006,747      $ 5,101        $ 20       $ 240,000     $ 3,513,928         $ -
                                          ==========================================================================================

       The accompanying notes are an integral part of the financial statements

              Medina International Holdings, Inc. and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)
                                   (Unaudited)

(continued)


                                           Subscription   Accumulated
                                            Receivable      Deficit           Totals
                                        ------------------------------------------------
Balance - April 30, 2008                   $ (3,000)    $ (2,929,850)       $ (500,262)

Net loss                                                  (1,768,434)       (1,768,434)
                                          ---------------------------------------------
Balance - April 30, 2009                     (3,000)      (4,698,284)       (2,268,696)

Stock issued to Directors/Officers                                             240,000
Stock issued to Directors                                                        5,599
Stock issued for acquisition of HGB                                            660,000
Stock issued for accrued liabilities                                           413,500
Shares issued for services                                                       7,341
Stock subscription receivable                 3,000           (3,000)                0
Net loss                                                    (742,070)         (742,070)
                                          ---------------------------------------------
Balance - April 30, 2010                          -       (5,443,354)       (1,684,325)

Net loss                                                    (173,507)         (173,507)
                                          ---------------------------------------------
Balance - January 31, 2011                      $ -      $(5,616,861)     $ (1,857,832)
                                          =============================================

The accompanying notes are an integral part of the financial statements

             MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statement of Cash Flows
                                (Unaudited)


                                                                                      Nine Months Ended January 31,
                                                                                       2011                  2010
                                                                                       ----                  ----
                                                                                -------------------   --------------------
Cash flows from operating activities:
     Net loss                                                                   $         (173,507)   $          (521,111)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Common stock expenses                                                            3,375                  9,581
            Depreciation expenses                                                          118,307                131,098
            Gain on settlement of accounts payable                                         (32,046)
            Write-off of fixed assets                                                            -                  1,925
     Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                      59,358               (122,254)
            (Increase) decrease in other receivable                                            465                      -
            (Increase) decrease in inventory                                               (71,311)               313,701
            Increase (decrease) in accounts payable
                 and accrued liabilities                                                   152,901                329,591
            Increase (decrease) in customer deposits                                       (78,665)              (125,000)
            (Increase) decrease in prepaid expenses                                            500                      -
                                                                                -------------------   --------------------
              Total adjustments                                                            152,884                538,642
                                                                                -------------------   --------------------
            Net cash (used) received in operating activities                               (20,623)                17,531
                                                                                -------------------   --------------------
Cash flows from investing activities:
     Purchase of property and equipment                                                    (18,181)                     -
                                                                                -------------------   --------------------
            Net cash used in investing activities                                          (18,181)                     -
                                                                                -------------------   --------------------
Cash flows from financing activities:
     Proceeds from notes payables - related party                                                -                      -
     Payments to notes payables - related party                                            (73,574)               (35,880)
     (Payments) Proceeds from note payable                                                                         25,000
     Proceeds from lines of credit & credit cards                                           89,126                 65,976
     Payments on lines of credit & credit cards                                            (96,915)              (108,370)
     Proceeds from related party - short-term borrowings
         from shareholders                                                                  35,849
     Payment to related party - short-term borrowings
         from shareholders                                                                 (22,869)                  (733)
                                                                                -------------------   --------------------
            Net cash provided (used) by financing activities                               (68,383)               (54,007)
                                                                                -------------------   --------------------
Net increase (decrease) in cash and cash equivalents                                      (107,187)               (36,476)

Cash and cash equivalents - beginning of period                                            107,223                 36,576
                                                                                -------------------   --------------------
Cash and cash equivalents - end of period                                       $               36    $               100
                                                                                ===================   ====================
Supplemental disclosure of cash flow information:
     Interest Paid                                                              $            9,120    $                 -
                                                                                ===================   ====================
     Taxes paid                                                                 $                -    $                 -
                                                                                ===================   ====================
    The accompanying notes are an integral part of these financial statements

              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                   For the nine months ended January 31, 2011
                                   (Unaudited)

NOTE 1. GENERAL

Medina International Holdings, Inc. ("Company," "Medina," "we," "us," "our") was incorporated in 1998 as Colorado Community Broadcasting, Inc. and the Company changed the name of the business in 2005 to Medina International Holdings, Inc. The Company intended to purchase low power television licenses or stations and planned to broadcast local programming mixed with appropriate national programming. During fiscal year 2008, the Company ceased reporting as a development stage company.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2011, the Company's current liabilities exceeded its current assets by $2,469,304. Also, the Company's operations generated $1,158,766 in revenue during the nine month period ended and the Company's accumulated deficit was $5,616,861.

We have taken various steps to revise the Company's operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2011 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the fiscal year.

The future success of the Company is dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At January 31, 2011 and April 30, 2010, the Company had no balance in its allowance for doubtful accounts.

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


-------------------------------------- ------------------
Property and Equipment                 No. of Years
-------------------------------------- ------------------
Molds                                          7
Manufacturing Tools                            5
Computers                                      3
Furniture                                      3
Manufacturing tool - HGB                       3
Office Equipments                              3
Office Phone                                   3
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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats. The Company does not separate sales activities into different operating segments. The Company sold seven fire and rescue boats and earned $1,158,766 in revenues for the nine month period ended January 31, 2011.

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

NOTE 3. Inventory

As of January 31, 2011 and April 30, 2010, inventory consisted of the following:


---------------------------------------------------- ------------------- -------------
                       Item                             January 31,       April 30,
---------------------------------------------------- ------------------- -------------
                                                               2011             2010
                                                               ----             ----

Raw materials and supplies                                 $     35,203    $   31,699
Work in progress                                                200,760       106,477
Finished goods                                                        -        26,476
                                                     ------------------- -------------
Total Inventory                                            $    235,963    $   164,652
---------------------------------------------------- -----------------   -------------

NOTE 4. Property and Equipment

As of January 31, 2011 and April 30, 2010, Property and Equipment consisted of the following:


------------------------------------------------------- --------------- --------------
                Property and Equipment                   January 31,      April 30,
------------------------------------------------------- --------------- --------------
                                                             2011           2010
                                                             ----           ----

Machinery and equipment; including molds & tools           $ 1,063,921  $1,045,740
Computers                                                       13,535         13,535
Furniture and fixtures                                           2,080          2,080
Office equipments                                                3,200          3,200
Fire Extinguisher                                                  500            500
                                                                   ---            ---
 Total property and equipment                                1,083,236      1,065,055
                                                             ---------      ---------
Less: Accumulated Depreciation                               (479,513)      (361,207)
                                                        --------------- --------------
                                                        -------------- ---------------
Total property and equipment                                $ 603,723       $ 703,848
------------------------------------------------------- -------------- ---------------

Company purchased machinery and made molds during the nine months period ended January 31, 2011.

NOTE 5. Prepaid expenses

As of January 31, 2011 and April 30, 2010, prepaid expenses included operating expenses and vendor deposit in the amount of $7,749 and $8,249, respectively.

NOTE 6. Accrued liabilities

Our accrued liabilities as of January 31, 2011 and April 30, 2010 were as follows:


----------------------------------------------------- ----------------- --------------
                Accrued Liabilities                     January 31,       April 30,
----------------------------------------------------- ----------------- --------------
                                                            2011            2010
                                                            ----            ----

Bank overdraft                                                $  3,219   $          -
Interest - shareholders' loan                                                   4,047
Interest - related party                                        10,000          8,500
Interest - notes payable                                         2,961          5,272
Payroll and taxes                                              229,131        139,783
Warranty liabilities                                            30,203         28,473
                                                      ----------------- --------------
Total accrued liabilities                                    $ 275,514   $    186,075
----------------------------------------------------- ---------------- ---------------

Previous interest payables on shareholders' loan was transferred and added to shareholders loan amount. For the nine month period ended January 31, 2011, interest payables on shareholders' loan was accrued and included in Shareholders' loan account.

NOTE 7. Short-term Debt



-------------------------------------------------------- ---------------------------------
                    Short-term debt                      January 31,         April 30,
-------------------------------------------------------- ---------------------------------
                                                             2011               2010
                                                             ----               ----

Line of credit - Financial Institution                     $  94,932       $     94,932
Credit cards                                                 112,036            119,825
                                                             -------            -------
Total                                                      $ 206,968       $    214,757
-------------------------------------------------------- --------------    ---------------


As of January 31, 2011, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75%. The outstanding balance as of January 31, 2011 was $94,932.

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

NOTE 9. Customer deposit

Deposit from customers consisted of the following:


------------------------------------------------------- --------------- --------------
                  Customer Deposits                      January 31,      April 30,
------------------------------------------------------- --------------- --------------
                                                             2011           2010
                                                             ----           ----

Deposit for commercial boats                              $    208,835      $ 287,500
Deposit for recreational boats                                  20,500         20,500
                                                        --------------- --------------
Total customer deposits                                   $    229,335      $ 308,000
------------------------------------------------------- -------------- ---------------





NOTE 10. Notes payable

------------------------------------------------------- --------------- --------------
                    Notes Payable                        January 31,      April 30,
------------------------------------------------------- --------------- --------------
                                                             2011           2010
                                                             ----           ----

Notes payable - related party                                $  62,887     $   65,000
Notes payable - others                                           5,000         39,000
                                                        --------------- --------------
Total notes payable                                          $  67,887     $  104,000
------------------------------------------------------- -------------- ---------------


The Company had an unsecured note payable to an unrelated party in the amount of $10,000, which bears interest at 8% per annum, and is currently due. As of January 31, 2011, the outstanding balance on this note was $5,000. As of January 31, 2011, accrued interest on this note was $2,962.

As of January 31, 2011, the Company had an unsecured note payable to Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears interest at 8% per annum. As of January 31, 2011, accrued interest on this note was $10,000.

The Company had an unsecured note payable to Rosa Medina, mother of Daniel Medina, President of the Company, in the amount of $15,000, which bears interest at 8% per annum. As of January 31, 2011, the outstanding balance on this note was $12,887. As of January 31, 2011, accrued interest on this note was $0.

NOTE 11. Related Party Transactions

On December 28, 2010, Albert Mardikian and MGS Grand Sport, Inc., a California corporation filed a Complaint for breach of contract; money lent; account stated; accounting; declaratory relief; fraud and deceit; breach of fiduciary duty; conversion; and involuntary dissolution in Superior Court of the State of California, County of Orange against Medina International Holdings, Inc.; Modena Sports Design, LLC; Harbor Guard Boats, Inc.; Madhava Rao Mankal; and Danny Medina.

Plaintiffs are seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company.

Mr. Mardikian is a Director and significant shareholder of the Company.

The suit is in its preliminary stages and no prediction can be made as to its eventual outcome. At this stage, the Company believes that plaintiffs' claims are without merit and will vigorously defend the lawsuit in the normal course of business.

As of January 31, 2011, the Company owed $833,480 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC (currently Harbor Guard Boats, Inc.).

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

NOTE 12. Shareholders' loans


As of January 31, 2011, Shareholders' loans consisted of the following:

------------------------------------------------------- --------------- --------------
                 Shareholders' Loans                     January 31,      April 30,
------------------------------------------------------- --------------- --------------
                                                             2011           2010
                                                             ----           ----

Daniel Medina, President                                     $ 159,839      $ 156,743
Madhava Rao Mankal, Chief Financial Officer                    260,359        250,474
                                                        --------------- --------------
Total Shareholders' Loans                                    $ 420,198      $ 407,217
Shareholders'  loan  are  unsecured,  accrued  at  10%
interest per annum and due on demand
------------------------------------------------------- -------------- ---------------


During the year ended April 30, 2010, the Company transferred interest accrued on shareholders' loans to the shareholders' loan account in the amount of $75,155. For the nine month period ended January 31, 2011, interest payables on shareholders' loan was accrued and included in Shareholders' loan account.

From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 13. Stockholders' equity (deficit)

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. As of January 31, 2011 and April 30, 2010, the Company had 51,006,747 shares of its common stock issued and outstanding. During the nine months period ended January 31, 2011, no common shares were issued by the Company.

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

Common Stock - Subsidiary

As of January 31, 2011, 1,000,000 common shares of Harbor Guard Boats, Inc., a wholly owned subsidiary of the Company, were issued and outstanding. These shares were issued in the name of Medina International Holdings, Inc.

As of January 31, 2011, 100 common shares of Medina Marine, Inc., a wholly owned subsidiary of the Company, were issued and outstanding. These shares were issued in the name of Medina International Holdings, Inc.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series `A' preferred stock ("Series A"). The Series `A' has a stated value $12,000 per share, each one share of Series `A' is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series `A' is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series `A' could be converted into 20 preferred shares.

In 2010, in satisfaction of a stock subscription payable incurred in May of 2007, the Company issued 20 shares of its Series `A' preferred stock to two of its executive officers, Messrs. Madhava Rao Mankal, CFO of the Company and Daniel Medina, President of the Company. Mr. Mankal and Mr. Medina each received 10 shares of Series `A' preferred stock, which was valued at $240,000 in total.

Stock Subscriptions Payable

At January 31, 2011, the Company had an obligation to issue 53,750 common shares, in consideration of directors' fees and consulting services.

At April 30, 2008, the Company had an incurred obligation to issue 41,250 common shares for past consideration rendered in the amount of $1,563, and an obligation to issue 20 Series `A' preferred shares for past consideration rendered in the amount of $240,000, for a total stock subscription payable liability of $241,563. In addition, as of April 30, 2009, the Company had an incurred obligation to issue 11,091,250 common shares for past consideration rendered in the amount of $662,738, The combined total stock subscription payable liability of $902,738 were fulfilled by the issuance of the common and preferred shares during the year ended April 30, 2010.

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

The Company accounted for the acquisition of 100% equity in Modena Sport Designs, LLC using the purchase method. The purchase price to acquire Modena Sport Designs, LLC (fixed assets, molds, and license agreements) was 11,000,000 shares of the Company's common stock and $1,000,000 in cash payments, of which $800,000 is contingent on boat sales and $200,000 is currently due.

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

NOTE 15. Commitments

Operating Leases

The Company signed a three year lease agreement on a 11,900 square feet building in the city of Corona, in the state of California, effective April 2010. The address for this location is 1802 Pomona Rd, Corona, CA 92880. This building is owned by unrelated parties. The lease expires on March 31, 2013, and calls for monthly payments initially at $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

Prior to February 3, 2010, the Company rented a 5,000 square-foot manufacturing facility at 2051 Placentia Ave., Costa Mesa, CA 92627, for $6,500 per month, on a verbal month-to-month basis. This facility was owned by a related party, Mr. Mardikian, CEO of Harbor Guard Boats, Inc. We have accrued $75,500 in rental expenses as of April 30, 2010, with $57,000 incurred in fiscal year 2010. The Company moved its operations to Corona, California, in February of 2010.

The Company has various license agreements with a related party, allowing the technologies to be utilized for manufacturing its boats. These license agreements typically provide for small periodic renewal payments, along with royalty fee payments based on a percentage (generally 1.5% - 2%) of related gross sales minus certain costs.

NOTE 16. Subsequent Events

As of the date of this filing, the Company has a backlog of five orders to manufacture fire rescue boats.

Medina Marine signed a Mold Lease Agreement, on November 5, 2011, with Daniel F. Medina, Jr., son of Daniel F. Medina, Sr., President of the Company, to lease two recreational molds. The Mold Lease Agreement is effective for a period of 24 months from the date of the agreement. Medina Marine has the exclusive rights to use the molds to manufacture recreational watercrafts. Mr. Medina, Jr. will receive a pre-determined rate of $1,000-1,200 per boat manufactured using the specified molds.

Medina Marine's Board of Directors passed a resolution on February 22, 2011 to distribute ten (10) percent of its outstanding shares to Medina International Holdings, Inc.'s shareholders, contingent on successful registration of Medina Marine's common shares with the Securities and Exchange Commission.

Harbor Guard Boats, wholly owned subsidiary of the Company, issued 1,000,000 of its common shares to Medina International Holdings, Inc. As of the date of this report, 1,000,000 shares of Harbor Guard Boats were issued and outstanding.

Medina Marine, wholly owned subsidiary of the Company, issued 100 of its common shares to Medina International Holdings, Inc. As of the date of this report, 5,000,000 shares of Medina Marine, in the name of Medina International Holdings, Inc., were issued and outstanding.

ITEM 2 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-Q contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc.," "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Overview

We are in the business of providing quality products and services to emergency and rescue personnel who risk their lives to save others. We design, manufacture, test, deliver, and support fire rescue, rescue, and patrol watercrafts (commercial), ranging from 15' to 37' in length. Our commercial watercrafts are sold to organizations dedicated to protecting its country and its citizens. Our products are marketed to fire, search & rescue, emergency, police, defense, and military departments in the United States and abroad. Fire departments are our largest customers and we rely heavily on government funded departments to achieve sales and continue our operations.

In addition, Medina Marine manufactures and markets three models of recreational watercrafts.

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

Strategy

Our business strategy is to deliver quality products and services to aid organizations dedicated to protecting its citizens. Our intent is to not only manufacture high quality watercrafts, but also to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

a)   Capitalize on the demand for commercial and recreational watercrafts;

b) Build long-term relationships with business partners and stakeholders while providing profitability for our investors;

c)   Develop and expand strategic partnerships;

d)   Identify new products and markets to meet changing customer requirements;

e)   Retain and provide opportunities for growth for our employees;

For the Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010

We recognized $251,716 in revenues during the three months ended January 31, 2011, compared to $541,418 for the same period ended January 31, 2010, a decrease of $289,702 or 54%. We sold two boats for the three months ended January 31, 2011 compared to two boats during the three months ended January 31, 2010.

Our cost of goods sold for the three months ended January 31, 2011 was $199,649 compared to $502,076 for the same period ended January 31, 2010. The decrease in cost of goods sold of $302,427 or 60% was a result due to decrease in corresponding sales activities.

For the three months ended January 31, 2011, we incurred general and administrative expenses of $179,927 compared to $123,237 for the same period ended January 31, 2010. The increase in general and administrative expenses for the three months period ended January 31, 2011 of $56,690 or 46%, was mainly due to increase in professional fees.

For the three months ended January 31, 2011, we incurred selling and marketing expenses of $20,255 compared to $27,755 for the three months ended January 31, 2010. The decrease of $7,500 or 27% in selling expenses was primarily due to decrease of $10,000 in bad debt expenses.

For the three months ended January 31, 2011, we had $32,046 in other income, comprising of gain from settlement of accounts payable.

We incurred $23,701 in interest expenses for the three month period ended January 31, 2011 compared to $8,187 for the same period ended January 31, 2010. Interest expense increased by $15,514 or 189%.

During the three months ended January 31, 2011, we recognized a net loss of $139,770 compared to $119,837 for the same period ended January 31, 2010. Increase in net losses of $19,933 or 17% was mainly due to $56,690 increase in general and administrative expenses.

For the Nine Months Ended January 31, 2011 Compared to the Nine Months Ended January 31, 2010

We recognized $1,158,766 in revenue during the nine months period ended January 31, 2011, compared to $542,982 for same period ended January 31, 2010, resulting from an increase in sales of $615,784 or 113%. We sold seven boats for the nine months ended January 31, 2011 compared to two during the nine months ended January 31, 2010.

Our cost of goods sold for the nine months ended January 31, 2011 was $780,613, compared to $599,206 for the same period ended January 31, 2010. The increase in cost of goods sold of $181,407 or 30% was due to an increase in corresponding sales activities.

For the nine months ended January 31, 2011, we incurred general and administrative expenses of $420,083 compared to $379,224 for the same period ended January 31, 2010. The increase in general and administrative expenses of $40,859 or 11% was mainly due to professional expenses of $29,692.

For the nine months ended January 31, 2011, we incurred selling and marketing expenses of $110,556 compared to $30,805 for the same period ended January 31, 2010. The increase of $79,751 or 259% in selling expenses was primarily due to the sales commission of $67,135 and marketing expenses of $20,506.

For the nine months ended January 31, 2011, we had $32,046 in other income, comprising of gain from settlement of accounts payable.

Interest expense decreased by $4,064 or 7% for the nine month period ended January 31, 2011. We incurred $53,067 for the nine month period ended January 31, 2011 compared to $57,131 for the same period ended January 31, 2010.

For the nine months ended January 31, 2011, we recognized a net loss of $173,507 compared to $521,111 for the same period ended January 31, 2010. Decrease in net losses of $347,604 or 67% was a result from an increase of $434,377 in gross profit.

Liquidity and Capital Resources

As of January 31, 2011, we had $36 cash on hand, an inventory of $235,963 and net property and equipment of $603,723. As of January 31, 2011, our total current liabilities were $2,708,228, represented mainly by accounts payable of $671,471, accrued liabilities of $275,514, deposits from customers of $229,335, short-term debt of $206,968, notes payable of $67,887 and short-term borrowings from shareholders of $420,198. In addition, note payable incurred as a result of acquisition of $833,480, were also included in current liabilities. At January 31, 2011, our current liabilities exceeded current assets by $2,469,304.

We used $20,623 in operating activities for the nine month period ended January 31, 2011 compared to net cash received in the amount of $17,531 for nine month period ended January 31, 2010.

We used $18,181 in investing activities for the nine month period ended January 31, 2011 compared to none for nine month period ended January 31, 2010.

During the nine months period ended January 31, 2011, we used $63,383 in financing activities, which included payments of $96,915 towards the lines of credits and credit cards held by the Company. We made $73,574 in payments towards notes payable and $22,869 in payments towards short-term borrowings from related parties. During the nine months period ended January 31, 2010, we made payments towards short-term borrowings from related parties, lines of credit and credit cards, and notes payables in the amount of $733, $108,370, and $35,880, respectively.

During the nine months period ended January 31, 2011, we received proceeds from line of credit and notes payable from related parties in the amount of $89,126 and $35,849, respectively. For the nine months period ended January 31, 2010, we received proceeds from line of credit and notes payable from related parties in the amount of $65,976 and $0, respectively

As of January 31, 2011, we had an accumulated deficit of $5,616,861 compared to January 31, 2010 of $5,219,395.

As of the date of this filing, the Company had a backlog of five orders to manufacture fire rescue boats.

Contractual Obligations and Other Commercial Commitments

The Company does not have sufficient capital to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent the Company from accomplishing its goal of expanding operations. There is no assurance that the Company will be able to carry out its business. No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to cover its expenses as they are incurred. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the management might seek to compensate providers of services by issuances of stock in lieu of cash.

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

As of January 31, 2011, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2011, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2011, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2011, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2011 and April 30, 2010, we were not involved in any unconsolidated SPE transactions.

Dividends

We have not declared or paid any cash dividends on its common stock and do not anticipate paying dividends for the foreseeable future.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Going Concern

Our auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. For the year ended April 30, 2010, there was substantial doubt about our ability to continue as a "going concern." We have limited capital, debt in excess of $2,708,228, no significant cash, minimal other assets, and no capital commitments.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2011. We believe that internal control over financial reporting is not effective. We have not identified any current material weaknesses, considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report for this interim report.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -
---------------------------

On December 28, 2010, Albert Mardikian and MGS Grand Sport, Inc., a California corporation, filed a Complaint for breach of contract; money lent; account stated; accounting; declaratory relief; fraud and deceit; breach of fiduciary duty; conversion; and involuntary dissolution in Superior Court of the State of California, County of Orange against Medina International Holdings, Inc.; Modena Sports Design, LLC; Harbor Guard Boats, Inc.; Madhava Rao Mankal; and Danny Medina.

Plaintiffs are seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company.

Mr. Mardikian is a Director and significant shareholder of the Company.

The suit is in its preliminary stages and no prediction can be made as to its eventual outcome. At this stage, the Company believes that plaintiffs' claims are without merit and will vigorously defend the lawsuit in the normal course of business.

ITEM 1A. RISK FACTORS - Not Applicable
---------------------

ITEM 2. CHANGES IN SECURITIES -
-------------------------------

From the period of November 1, 2010 through January 31, 2011, we did not issue any securities.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES -
----------------------------------------

None.

ITEM 4 (REMOVED AND RESERVED)
-----------------------------

ITEM 5 OTHER INFORMATION -
--------------------------

Medina Marine, wholly owned subsidiary of Medina International Holdings, Inc., appointed Mr. Nuvdeep Singh Bhasin to its board of directors on February 22, 2011. In 2007, Mr. Bhasin is a principal of Forefront Investments, a commercial and residential brokerage firm focusing on real estate and finance transactions. He is also the founding partner of Rubix Realty, an online residential discount real estate brokerage with a focus on technology. He holds a California Department of Real Estate Broker License and is a member of the California Association of Realtors and the National Association of Realtors. He is a Certified Management Accountant candidate and is currently a member of the Institute of Management Accountants. Mr. Bhasin graduated from California State University, Fullerton with a B.A. in Business Administration with an emphasis on Entrepreneurship.

Medina Marine signed a Mold Lease Agreement, on November 5, 2011, with Daniel F. Medina, Jr., son of Daniel F. Medina, Sr., President of the Company, to lease two recreational molds. The Mold Lease Agreement is effective for a period of 24 months from the date of the agreement. Medina Marine has the exclusive rights to use the molds to manufacture recreational watercrafts. Mr. Medina, Jr. will receive a pre-determined rate of $1,000-1,200 per boat manufactured using the specified molds.

Medina Marine's Board of Directors passed a resolution on February 22, 2011 to distribute ten (10) percent of its outstanding shares to Medina International Holdings, Inc.'s shareholders, contingent on successful registration of Medina Marine's common shares with the Securities and Exchange Commission.

ITEM 6. EXHIBITS -
------------------

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

                            MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)


Dated: March 10, 2011                        By: /s/ Daniel Medina
                                             ----------------------------------
                                             Daniel Medina,
                                             President


Dated: March 10, 2011                        By: /s/ Madhava Rao Mankal
                                             ----------------------------------
                                             Madhava Rao Mankal,
                                             Chief Financial Officer