Form 10-K
period 2011-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2011-08-01
CIK 1093248

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: APRIL 30, 2011


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

Title of each class                  Name of each exchange on which registered
Common stock                            OTC:  Bulletin Board

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

Large accelerated filer     [    ]  Accelerated filer             [    ]

Non-accelerated filer       [    ]  Small reporting company       [X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $1,542,436

There were 51,110,497 shares of the Registrant's common stock outstanding as of July 20, 2011. The aggregate market value of the 14,207,496 shares of common stock held by non-affiliates of the Registrant is approximately $852,450 based on the closing market price of $0.06 per share on July 20, 2011.


                       DOCUMENTS INCORPORATED BY REFERENCE

None




                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         2010 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
--------------------- --------------------------------------------------------------------- ---------

        ITEM                                      DESCRIPTION                                  PAGE
                                               Part I

Item 1.               Description of Business                                                  1
   Item 1A.               Risk Factors                                                         6
   Item 1B.               Unresolved Staff Comments

Item 2.               Description of Property                                                  13

Item 3.               Legal Proceedings                                                        13

Item 4.               (Removed and Reserved)                                                   13

                                              Part II

Item 5.               Market for Registrant's Common Equity, Related Stockholder Matters       14
                      and Issuer Purchases of Equity Securities

Item 6.               Selected Financial Data                                                  15

Item 7.               Management's Discussion and Analysis of Financial Condition and          15
                      Results of Operations
   Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.          24

Item 8.               Financial Statements and Supplementary Data                              F-1 - F-15

Item 9.               Changes in and Disagreements With Accountants on Accounting and          25
                      Financial Disclosure.

   Item 9A.               Controls and Procedures                                              25
   Item 9A(T)             Controls and Procedures                                              26
   Item 9B.               Other Information                                                    27

                                              Part III

Item 10.              Directors, Executive Officers, Corporate Governance                      27

Item 11.              Executive Compensation                                                   30

Item 12.              Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters                                              32

Item 13.              Certain Relationships and Related Transactions, and Director
                      Independence                                                             32

Item 14.              Principal Accounting Fees and Services                                   34

                                              Part IV

Item 15.              Index to Exhibits                                                        35

                      Signatures                                                               36
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


                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

History

Medina International Holdings, Inc. ("Medina," "we," "us," "Company") was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. Our corporate offices are located at 1802 Pomona Road, Corona, California, 92880, and our telephone number is (909) 522-4414.

Medina manufactures products and services to assist emergency and defense organizations and personnel. Our products are manufactured by the Company's two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. The Company's securities are traded on Over-the-Counter-Bulletin-Board (OTCBB) under the symbol, "MIHI."

In 2004, there was a change of management. At that time, Messrs. Daniel F. Medina and Mr. Madhava Rao Mankal were appointed as the President and Chief Financial Officer, respectively, and were also appointed as directors of the Company. In 2005 the board and shareholders approved the name change to Medina International Holdings, Inc. Since these organizational restructurings, we have pursued a business plan that focuses on watercraft manufacturing for rescue, emergency, and defense operations, as well as, recreational use.

Medina Marine, Inc. was formed in the State of California, on May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing watercrafts. Since inception, Medina Marine has sold three fiberglass watercrafts, two in the United States and one abroad. Medina Marine currently plans to manufacture and market three models of recreational watercrafts.

The Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the company on June 18, 2008. Modena Sports Design, LLC was incorporated in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC changed its name on January 7, 2009 to Harbor Guard Boats, Inc. Harbor Guard Boats currently has eight (8) models of commercial watercrafts, ranging from 15' to 37' in length.

Harbor Guard Boats ("HGB") designs, manufactures, and markets high-performance, hand-laid fiberglass, commercial boats ranging from 15' to 37', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. These watercrafts combine innovative designs with power, safety, handling and stability to create superior products designed to protect and save lives.

The Company owns the rights to the following websites:
www.medinaih.com
www.medinainternationalholdings.com
www.medinamarine.com
www.harborguardboats.com
------------------------
www.wintecprotectivesystems.com

Our Company operates under exclusive licenses for the following patents:

--------------------------- -----------
        Patent No.             Date
--------------------------- -----------
      U.S. 6,620,003        9/16/2003
      U.S. 7,004,101        2/28/2006
      U.S. 6,343,964         2/5/2002
      U.S. 6,168,481         1/2/2001
--------------------------- -----------

Agreements

On June 18, 2008 the following agreements were entered into:

       Fixed Asset Purchase Agreement On June 18, 2008, we entered into a Fixed Asset Purchase Agreement with MGS Grand Sports, Inc. ("MGS Grand") and Mardikian Design Associates ("Mardikian") to purchase the fixed assets of Modena Sports, Design, LLC ("Modena Sports") in exchange for 5,500,000 shares of its restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mr. Albert Mardikian owns the remaining 5% equity interest. The fixed assets acquired by us consisted of office equipment, tools and machinery. In addition, we acquired web sites and domain names currently under Modena Sports. Upon the completion of the transaction, Modena Sports become our wholly-owned subsidiary. The transaction was completed upon the delivery of audited financial statements.

       Mold Purchase Agreement On June 18, 2008, Medina and MGS Grand and Mardikian Design entered into a Mold Purchase Agreement, as a part of the Fixed Asset Purchase Agreement, referred to above. Under the Mold Purchase Agreement, wepurchased certain molds and tools from MGS Grand and Mardikian Design in exchange for an additional 5,500,000 shares of its restricted common stock. MGS Grand owns a 95% equity interest in Modena Sports and Mr. Albert Mardikian owns the remaining 5% equity interest.

         License Agreement The License agreement, entered into on 18th day of June, 2008, grants license to licensee (Medina International Holdings, Inc.) the exclusive right to use and enjoy the benefits of the Patent and design rights associated with the patent for a period of 15 years. License agreement provides for the following as compensation.


         a) 2% for Patented Designs with or without Patented Fire Pump technology used in the Company's production.
         b) 1% for Patented Pump Technology used in designs other than Mr. Mardikian's or his Associates.
         c) 1% for using Patents in any of our distributor or associated companies products.
         d) Medina agrees to pay $1,000,000 to MGS as under:
                   $200k in 2 months minimum and 3 months  maximum,  and balance
                  $800K  will be  released  at the rate of 10% of each boat sale until the complete debt balance of $800K is paid off.

All of the licenses referenced above are with Mr. Albert Mardikian, CEO of Harbor Guard Boats, Inc. and/or his affiliated entities and shall be treated separately and not as one license agreement.

Agreement with Wintec Protective Systems, Inc.

On June 28, 2011, Medina International Holdings, Inc. entered into a Contribution and Exchange Agreement with WinTec Protective Systems, Inc. ("WinTec.") As part of the Contribution and Exchange Agreement, the Company agreed to issue 3,000,000 shares of its restricted common stock in exchange for 20,400,000 shares of the common stock of WinTec. As a result of such exchange, the Company holds 51% of the issued and outstanding common stock of WinTec, making WinTec a subsidiary of the Company.

Wintec was incorporated in the State of Texas. Wintec's Operations are located in Houston, Texas. Wintec has developed various products such as CORTAIN, Hydro-Tain, and Blast Block. Medina International Holdings, Inc. has first right to use CORTAIN, anti-corrosion material for small marine crafts.

As part of the Contribution and Exchange Agreement, the Company has agreed to register the 3,000,000 shares issued with the Securities and Exchange Commission ("SEC") for resale by WinTec. If any of the following occur:

     (i) the Registration Statement is not filed on or before the Required Filing Date,

     (ii) the Registration Statement is not declared effective on or before the Required Effective Date, or

     (iii)the Registration Statement is declared effective but cease to be effective for a period of time which shall exceed three hundred and sixty five (365) days in the aggregate per year (defined as a period of 365 days commencing on the date the Registration Statement is declared effective)

then the Company will be required to pay WinTec an amount equal to one-half percent (0.5%) of the fair market value of the 3,000,000 shares of the Company's common stock on the first business day after the non-registration event and for each subsequent thirty (30) day period (pro rata for any period less than thirty
(30) days) which are subject to such Non-Registration Event.

Stock Redemption and Purchase Agreement

Concurrent with the signing of the Contribution and Exchange Agreement, the Company also entered into a Stock Redemption and Purchase Agreement with WinTec. The Stock Redemption and Purchase Agreement provides that provides WinTec the right to repurchase 12,400,000 shares of its common stock held by the Company upon the closing of the Contribution and Exchange Agreement in exchange for $1,500,000. In addition, the Company has agreed to issue to WinTec an option to purchase up to 3,000,000 shares of its restricted common stock at an exercise price of $0.10 per share.

The Stock Redemption and Purchase Agreement provides that the WinTec Board of Directors shall be reduced from 7 to 6 directors and that the Company will have the ability to appoint 2 of the directors.

Upon the completion of the Stock Redemption and Purchase Agreement, the Company will hold 8,000,000 shares of WinTec, representing 28.99% of the issued and outstanding common stock of WinTec.

Loan Agreement and Revolving Promissory Note

Concurrent to the signing of the Contribution and Exchange Agreement, the Company entered into a Loan Agreement and Revolving Promissory Note with WinTec. As part of the Loan Agreement, the Company has agreed to lend to WinTec $1,500,000 cash to be used by WinTec to expand its business operations, which includes at some future point moving their laboratory facility from Texas to California.

The Loan Agreement provides for the funds to be delivered to WinTec in three tranches, as set forth below:

     -  Fifty   Thousand   Dollars   ($50,000)   upon   execution  of  the  loan
     documentation, and

     - Four Hundred Fifty Thousand ($450,000) 30 days after the execution of the loan documentation and

     - One Million ($1,000,000) shall be funded at such times, and in such amounts, as requested by WinTec.

The Loan Agreement provides for the Company to be issued an exclusive license for the use of WinTec's anti-corrosion material for small marine craft, pursuant and the first right of first refusal to exclusively license such intellectual property of WinTec as it may license to third parties.

The Revolving Promissory Note has an annual interest rate of 1% and a term of four (4) years from the date of issuance. The Revolving Promissory Note does not provide for a payment schedule, only that payments will be made as requested by the Company.

Stock Issuance

On June 28, 2011, as part of the Contribution and Exchange Agreement and the Stock Redemption and Purchase Agreement, the Company made the following issuances of its restricted common stock and equity instruments:

- 3,000,000 shares of its restricted common stock to WinTec pursuant to the Contribution and Exchange Agreement in exchange for 20,400,000 shares of the common stock of WinTec.

- An option to purchase 3,000,000 shares of the Company's restricted common stock at an exercise price of $0.10 per share to WinTec as part of the Stock Redemption and Purchase Agreement.

Product Description

We manufacture commercial and recreational watercrafts under our two wholly owned subsidiaries, Medina Marine and Harbor Guard Boats. Our commercial products are utilized by fire, search & rescue, patrol, emergency, military and defense departments, while the recreational products are targeted towards leisure and sports inclined individuals.

Our Company's products combine power, safety, handling and stability in rough water along with high-speed performance. Boats already in use are getting international praise and recognition for the powerful rescue tool they have become to America's municipalities.


         Commercial Boats - The Company currently has eight (8) commercial watercraft models, ranging from 15' to 37' in length.

-------------------------------- --------------- -----------------

          Watercraft              Fire Rescue         Rescue
-------------------------------- --------------- -----------------


15'      Interceptor                   o                o

21'      Interceptor                   o                o

21'      Firecat                       o                o

18'      Firehawk Defender             0                0

24/26'   Firehawk Defender             o                o

28'      Firehawk Defender             o                o

30'      Firehawk Defender             o                o

37'      Firehawk Defender             o                o
-------------------------------- --------------- -----------------

Recreational Boats - The Company currently has 3 recreational watercraft models.

Our watercraft products are made out of fiberglass materials. In addition to durability and improved speeds, the use of fiberglass means that any repairs or damage to the interior or exterior of the craft can be easily repaired. Our products incorporate a platform, which prevents the boats from flooding, providing a greater stability for our products.

All of our watercrafts either use jet propulsion, I/O and Out Boards for their power. The use of jet engines allows the watercraft to operate in shallow waters. In addition, the jet engines provide a greater safety to the rescuers and those being rescued. Our jet propulsion watercrafts allow the crew members to get extremely close to the victims without the worry of causing further injury to those being rescued. The use of I/O and Outboard engines are installed mainly in 24' and up models. In addition, some of our models are designed to accommodate multiple or mixture of the above mentioned engine types, taking into consideration safety and agility.

The water pump used in our products uses water retrieved from the bottom of the boat and sprays water at 750-3000 gallons per minute, without compromising the stability of the craft. MCD System allows the water intake to be diverted to water pump for spraying. Both of these systems are patented.

Our innovative watercraft designs allow us to market our products to fire and rescue departments, as well as to defense and military departments.

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

There is greater competition for our recreational products than there are for our rescue and fire rescue watercrafts. The recreational industry is larger than the fire and rescue industry and our competitors in the recreational boat industry have an established clientele and may have far greater resources than we have at this time.


Sales and Marketing

-------------------------------------------------------- ---------------- ---------------
        Units Sold for the year ended April 30,
-------------------------------------------------------- ---------------- ---------------
                               2011                           2010
     Department Type         No. Sold      Percentage       No. Sold        Percentage

     Fire Department             8            89%               1              50%
          Police                 1            11%               1              50%
--------------------------- ------------ --------------- ---------------- ---------------
          Total                  9            100%              2              100%
--------------------------- ------------ --------------- ---------------- ---------------

Harbor Guard Boats, Inc. has sold 32 watercrafts since 2005 and Medina Marine, Inc. has sold 3 watercrafts since 2004 for combined total of 35 watercrafts to various domestic and international rescue and fire departments.

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

In  addition,   we  have   established   dealer   relations  in  the   following
countries/region: Caribbean, India, Middle East, Turkey, and South America.

Our commercial boat marketing strategy includes displaying and demonstrating our products at regional, national and international shows throughout the United States, and advertising our products in industry magazines and on the Internet.

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

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including, but not limited to the following:


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


In addition, in recent years the stock market in general, and the Over-The-Counter market, in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These markets and industry factors may materially adversely affect our stock price, regardless of our operating performance.

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

         In the past, the trading price of the Company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of July 20, 2011, we had 51,110,497 shares of common stock outstanding, of which 14,207,496 is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.


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

Our securities have been thinly traded on the Over-The- Counter Market, Pink Sheets which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Counter-Bulletin-Board (OTCBB), under the symbol MIHI. Securities traded on the Over-The-Counter Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTCBB markets. Quotes for stocks included on the OTCBB market are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

As of July 20, 2011, we had 51,110,497 shares of common stock outstanding, , subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

In addition, sales of significant amounts of restricted shares held by Mr. Madhava Rao Mankal, CFO and Director of the Company and Mr. Daniel Medina, President and Director of the Company, and Mr. Albert Mardikian, Director and CEO, Harbor Guard Boats, Inc., who own a total of 36,488,001 shares of our Company's common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

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

We depend on our suppliers and if we cannot obtain certain components for our products, we might have to develop alternative designs that could increase our costs

We depend upon a number of suppliers for components in manufacturing our boats. There is an inherent risk that certain components will be unavailable for prompt delivery or, in some cases, discontinued. We have only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct the process we use to build the hulls, which management believes would take a minimum of one year. We may not be able to manufacture any boats for a period of time, which could materially adversely affect our business, through the results of our operations, and our financial condition.

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

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net losses of $566,022 for the year ended April 30, 2011. At April 30, 2011, we had an accumulated deficit of $6,009,376.

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

Our current liabilities exceed our current assets by a significant amount, which could put stockholder/investors at serious risk of or loss of their investment

At April 30, 2011, we had current liabilities of $2,825,258 and $122,883 in current assets. As of April 30, 2011, we have a working capital deficit of approximately $2,702,375. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

A segment of our business focuses on government agencies, limited number of potential customers, and if we cannot obtain government contracts, we may not earn revenues

Obtaining government contracts may involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. Each government agency also maintains its own rules and regulations, varying significantly among agencies, with which we must adhere to. Government agencies also often retain some portion of fees payable upon completion of a project and collection of these fees may be delayed for several months.

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


         Success dependent on market acceptance. Our Company's success is dependent on the market acceptance of our products. Despite the increasing demand for commercial boats, market acceptance of the company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of our products are established, we are unable to predict how quickly, if at all, our products will be accepted in the marketplace.

Risks in management

We rely upon key employees to proceed with our business plans

The loss of our key employees could impair our ability to proceed with our business. Our success depends in significant part on the continued services of our key employees, including Mr. Daniel Medina, President and Director and Mr. Madhava Rao Mankal, Chief Financial Officer and Director..

Our principal officers and directors own 72.20% of our stock, which if voted in a block, will be a controlling interest and investors will have a limited voice in our management.

Messrs. Daniel Medina, Albert Mardikian and Madhava Rao Mankal, officers and directors of the Company, beneficially own approximately 71.39% of our outstanding common stock as of July 20, 2011. As a result, Messrs. Medina, Mardikian and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

         a) election of our board of directors;
         b) removal of any of our directors;
         c) amendment of our certificate of incorporation or bylaws; and
         d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of their ownership and positions, Messrs. Medina, Mardikian and Mankal are able to influence all matters requiring stockholder approval, with little additional support, including the election of directors and approval of significant corporate transactions.

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

ITEM 1B.               Unresolved Staff Comments

NONE

ITEM 2. DESCRIPTION OF PROPERTIES

As of April 30, 2011, we did not own any properties. We moved our Company's activities, including all subsidiaries, from Costa Mesa, California to Corona, California during on February 3, 2010. Our management signed a three-year lease for a 11,900 sq. ft. building in the city of Corona, California, effective April 1, 2010. The address for this location is 1802 Pomona Rd, Corona, CA, 92880. This building is owned by unrelated parties. The lease to the Corona facility expires on March 31, 2013, and calls for monthly payments, initially of $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

ITEM 3. LEGAL PROCEEDINGS

On December 28, 2010, Albert Mardikian and MGS Grand Sport, Inc., a California corporation, filed a Complaint for breach of contract; money lent; account stated; accounting; declaratory relief; fraud and deceit; breach of fiduciary duty; conversion; and involuntary dissolution in Superior Court of the State of California, County of Orange against Medina International Holdings, Inc.; Modena Sports Design, LLC; Harbor Guard Boats, Inc.; Madhava Rao Mankal; and Danny Medina. Plaintiffs are seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company. Mr. Mardikian is a Director and significant shareholder of the Company. The suit is in its preliminary stages and no prediction can be made as to its eventual outcome. The Company intends to vigorously defend the lawsuit in the normal course of business.

ITEM 4.  REMOVED AND RESERVED.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Over-the-Counter-Bulletin-Board (OTCBB) market and the trading symbol for our Company's common stock is MIHI. The Company's common stock began trading on the Over-the-Counter-Bulletin-Board (OTCBB) in May of 2006. As a result of non-timely filings of Annual and Quarterly reports, our stock began trading on the Pink Sheets market in April of 2009. In September of 2010, the Company's common stock was reinstated for trading on the Over-the-Counter-Bulletin-Board (OTCBB) market.

As of the date of this report, the Company's common stock has been thinly traded. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail for our Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, were as follows:

------------------------- ------------- -------------
                              High          Low
------------------------- ------------- -------------
Year ended April 30,
2011

First Quarter                  $0,05         $0.01

Second Quarter                 $0.05         $0.01

Third Quarter                  $0.05         $0.01

Fourth Quarter                 $0.04         $0.02


Year ended April 30,
2010

First Quarter                  $0.04         $0.01

Second Quarter                 $0.06         $0.01

Third Quarter                  $0.10         $0.04

Fourth Quarter                 $0.07         $0.04
------------------------- ------------- -------------


Dividend Policy

We have never paid nor declared any cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial position, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the Board considers relevant.

Recent Sales of Unregistered Securities

The Company issued 103,750 unregistered securities during the fiscal year ended April 30, 2011. The following presents the purpose for the issuance of unregistered securities:


------------------------------------------ ------------------------- ----------------------------
              Person/Entity                  No. of Common Stock               Purpose
------------------------------------------ ------------------------- ----------------------------
Board of Directors                                  93,750           Fees
Lebo Network Consulting                             10,000           Conversion of Payable
------------------------------------------ ------------------------- ----------------------------

The Company did not sell any unregistered securities from May 1, 2010 to April 30, 2011.

For the year end April 30, 2010, the Company issued 11,010,000 shares of common stock to MGS Grand Sports/Mardikian Design Engineering for acquisition & royalties, and issued three officers 4,135,000 shares of common stock for accrued salary conversion. Exemption from Registration Claimed

The sale, if any, by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The corporation, which purchased the unregistered securities, was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for three years. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements and the Notes thereto.


      -------- -------------------------------------------- --------------------------------------------------------------
                                                                           During the year ended April 30,
                                                                   2011                  2010                 2009
                                                                   ----                  ----                 ----
      Operating Results
               Net Sales                                             $1,542,436              541,675    $      1,034,379
               Gross Margin                                             512,531              (98,837)            (76,537)
               Net Loss                                          $    (566,022)        $    (745,070)   $     (1,768,434)
      Balance Sheet
               Total assets                                       $     580,285        $    1,046,720   $      1,324,318
               Total debt                                             2,825,258             2,731,046          3,593,014
               Total Stockholders' equity                            (2,244,973)           (1,684,326)        (2,268,696)
      Cash Flows
               Net cash received by operating activities          $      14,295         $     177,211   $       (242,088)
               Net cash used by investing activities
               Net cash provided by financing activities                (71,007)             (106,564)           282,250
      -------- -------------------------------------------- -------------------- --------------------- -------------------

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission , including the Quarterly Reports on Form 10-Q and Annual Report on this Form 10-K filed by the Company and any Current Reports on Form 8-K filed by the Company.

Overview

We are in the business of delivering products and services to aid organizations and service personnel who risk their lives to save others. We design, manufacture, test, deliver, and support fire rescue, rescue, and patrol watercrafts (commercial) to increase the effectiveness and efficiency of the mission of our users. Our products are sold to fire, search & rescue, emergency, police, defense, and military departments in the United States and abroad. Fire departments are our largest customers and we rely heavily on government funded departments to achieve sales and continue our operations.

In addition, we also manufacture two recreational watercraft models.

The Company owns the rights to the following websites:

www.medinaih.com
www.medinainternationalholdings.com
www.medinamarine.com
www.harborguardboats.com
www.wintecprotectivesystems.com

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

The main uncertainty about our operations is whether we will continue to receive orders for our commercial products. Our potential customers rely on federal grants or other government budgets to receive funds to purchase equipment. Depending on the size of aid received, service personnel purchase equipment(s) for their departments. The size of the aid received by these departments creates a demand for our product, in terms of price and features. The timing of the funds cannot be predicted for our prospective international customers. The size of the aid cannot be predicted; hence we will be unable to forecast our outlook for the coming fiscal year.

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

Strategy

Our strategy is to not only manufacture high quality watercrafts, but also to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

a)       Capitalize on the demand for commercial and recreational watercrafts;
b) Build long-term relationships with business partners and stakeholders while providing profitability for our investors; c) Develop and expand strategic partnerships; d) Identify new products and markets to meet changing customer requirements; e) Retain and provide opportunities for growth for our employees;

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2011 and 2010, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following tables present our results of operations for the two years ended April 30, 2011 and 2010, as well as the percentage changes from year to year.


---------------------------------------- ----------------------------------------- -- ---------------- -- -----------------
                                               For the year ended April 30,            Dollar Change         Percentage
                                                                                                               Change

---------------------------------------- ----------------------------------------- -- ---------------- -- -----------------
                                                 2011                  2010            2011 vs. 2010       2011 vs. 2010

Sales, net                                         $1,542,436    $541,675                 $ 1,000,761           185%

Cost Of Sales                                       1,029,905     640,512                     389,393           61%

                                         --------------------- -- ---------------- -- ---------------- -- -----------------
       Gross Profit                                   512,531     (98,837)                    611,368           619%


General and administrative expenses                   664,929     519,840                     145,089           28%

Selling and marketing expenses                        153,446      50,459                     102,987           204%

Write off of Assets                                   222,570          -                      222,570           n/a

                                         --------------------- -- ---------------- -- ---------------- -- -----------------
       Loss from operations                         (305,844)    (669,136)                    363,292          (54%)


  Other income                                         32,046       2,800                      29,246          1045%

  Interest expense                                   (69,654)      (78,734)                     9,080          (12%)

                                         --------------------- -- ---------------- -- ---------------- -- -----------------
       Net other loss                                (37,608)      (75,934)                    38,326          (50%)


Loss before income tax (expense)                  $ (566,022)    $(745,070)                  $179,048          (24%)
benefit
       Income tax (expense) benefit                       -            -                          -               -
                                         --------------------- -- ---------------- -- ---------------- -- -----------------

Net Loss from Operations                          $ (566,022)    $(745,070)                  $179,048          (24%)

---------------------------------------- --------------------- -- ---------------- -- ---------------- -- -----------------

2011 Compared to 2010

Net Sales

Harbor Guard Boats has sold 32 units since its inception.

------------------------------- --------------------------------- - --------------- -- ----------------
           Revenue               For the Years Ended April 30,      Dollar Change      Percent Change
------------------------------- --------------------------------- - --------------- -- ----------------
                                     2011             2010          2011 vs. 2010       2011 vs. 2010
                                     ----             ----          -------------       -------------
Boat Sales, net                    $  1,539,007       $  537,515     $                      185%
                                                                    1,001,492
Spare parts and logistics                 3,429            4,160                             (1)%
                                                                    (731)
                                   $  1,542,436       $  541,675     $                      185%
                                   ------------       ----------     -----                  ----
                                                                    1,000,761
------------------------------- ---------------- ---------------- - --------------- -- ----------------

Our sole source of revenue since our inception is attributable to commercial watercrafts. Our company sold nine watercrafts and earned $1,539,007 in revenues for the year ended April 30, 2011 as compared to two watercrafts and earned $537,515 in revenues for the year ended April 30, 2010. Since most of our sales consist of commercial watercrafts, we do not anticipate offering discounts or other sales incentives.

The following table presents our watercraft sales for the years ended April 30, 2011 and 2010.

-----------------------------------------------
         For the year ended April 30,
-----------------------------------------------
                        2011          2010
                        ----          ----

    Units Sold           9             2
     Revenue        $              $ 537,515
                    1,539,007
------------------- ------------- -------------

The increase in sales for the year ended April 30, 2011 of $1,000,761, or 185%, was primarily due to an increase in watercrafts sold.

Cost of sales

Costs of sales are costs to produce our product and generally consist of direct materials, direct labor and production overhead.

--------------------------------------------- ----------------------------------
                          For the year ended April 30,
--------------------------------------------- ----------------------------------
                                                          2011            2010
                                              ----------------   ---------------
Cost of sales                                 $1,029,905          $640,512

Gross profit                                  $  512,531          $(98,837)

Gross profit as a percentage of net sales          33.22%           (18.24)%

--------------------------------------------- ------------------ ---------------

The increase in cost of goods sold for the year ended April 30, 2011 of $389,393 or 61%, was primarily due to the increase in sales. Our cost of goods sold comprise of direct material, direct labor, and production overhead which includes depreciation. Gross loss is mainly due to the under recovery of depreciation during the year ended April 30, 2010. We included royalty payments, for the use of the patents, as part of the production overhead..


General and administrative expenses.

-------------------------------------------- ------------------------------ ----------------- ----------------------
General and Administrative Expenses          For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2011            2010       2011 vs. 2010        2011 vs. 2010
                                                  ----            ----       -------------        -------------
General and Administrative Expenses                $ 664,929     $ 519,840         $ 145,089           28%
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

The increase in general and administrative expenses for the year ended April 30, 2011 of $145,089 or 28%, was mainly due to the increase in professional fees of $120,738 for legal fees incurred due to the pending lawsuit brought by one of our major shareholder and board member, Mr.Albert Mardikian.


Selling and marketing expenses

-------------------------------------------- ------------------------------ ----------------- ----------------------
Selling and Marketing Expenses               For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2011            2010       2011 vs. 2010        2011 vs. 2010
                                                  ----            ----       -------------        -------------
Selling and Marketing Expenses                     $ 153,446      $ 50,459     $ 102,987              204%
-------------------------------------------- ---------------- ------------- ----------------- ----------------------

Selling expenses include:
a)       Commission paid to sales personnel;
b)       Traveling expenses related to sales;
c)       Freight expenses and
d)       Marketing expenditures.

The increase in selling and marketing expenses of $102,987 or 204%, during the year ended April 30, 2011 compared to the year ended April 30, 2010, was primarily due to commission on sales, freight associated with sales, and attendance of trade shows. Due to the higher unit sales of our products during the year ended April 30, 2011, we incurred $96,757 in commission expenses as compared to $8,550 during the year ended April 30, 2010.



Other Income and Expenses

-------------------------------------------- ------------------------------ ----------------- ----------------------
Other Income (Expenses)                      For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2011            2010       2011 vs. 2010        2011 vs. 2010
                                                  ----            ----       -------------        -------------
Other Income                                 $ 32,046         $  2,800       $ 29,246                    1045%

Other Expense                                $(69,654)        $(78,734)      $  9,080                     (12%)

-------------------------------------------- ---------------- ------------- ----------------- ----------------------

Other income consisted of cancellation of debt by our vendors.

Other Expense consists of interest expense on notes payable, credit cards, line of credits and shareholders' loans.

Our other expenses decreased by $9,080 or (12 %), during the year ended April 30, 2011, primarily due to the decrease of short-term debt, such as line of credit and credit cards, of Harbor Guard Boats, Inc. The interest accrued on shareholders' loan during the year ended April 30, 2011 was $41,490 compared to $35,143 during the year ended April 30, 2010. We also incurred interest on related party liabilities of $6,524 during the year ended April 30, 2011 compared to $5,644 during the year ended April 30, 2010.



Net Loss

------------------------------------------ -------------------------------- ----------------- ----------------------
Net Loss                                    For the year ended April 30,     Dollar Change      Percentage Change
------------------------------------------ -------------------------------- ----------------- ----------------------
                                                 2011            2010        2011 vs. 2010        2011 vs. 2010
                                                 ----            ----        -------------        -------------
Net Loss                                        $ (566,022)  $(745,070)      $179,048               (24%)

------------------------------------------ ----------------- -------------- ----------------- ----------------------

Based on the explanations described above, our net loss of $745,070 for the year ended April 30, 2010 decreased by $179,048, or 24%, to $566,022 for the year ended April 30, 2011.

Liquidity and Capital Resources

------------------------------------------------------------ ------------------------------------
Cash Flow                                                       For the Years Ended April 30,
------------------------------------------------------------ ------------------------------------
                                                                  2011              2010
                                                                  ----              ----

Net cash provided by (used in) operating activities              $   14,295        $     177,211
Net cash provided by (used in) investing activities              $  (33,158)       $         -

Net cash provided by (used in) financing activities              $  (71,007)       $    (106,564)

------------------------------------------------------------ --------------- --------------------

As of April 30, 2011, we had $17,353 cash on hand, an inventory of $99,640 and net fixed assets of $425,941. As of April 30, 2011, our total current liabilities were $2,825,258, which were represented mainly by accounts payable of $759,866, accrued liabilities of $295,994, deposits from customers of $238,495, short-term debt of $214,564, notes payable of $62,077, and short-term borrowings from shareholders totaling $417,820. In addition, a note payable for the acquisition of Harbor Guard Boats, Inc. in the amount of $833,480 is included in the current liabilities. At April 30, 2011, our current liabilities exceeded current assets by $2,702,375.

As of April 30, 2010, we had $107,223 cash on hand, an inventory of $164,652 and net fixed assets of $703,848. Our total current liabilities were $2,731,046 as of April 30, 2010, which were represented mainly by accounts payable of $640,055, accrued liabilities of $186,075, deposits from customers of $308,000, short-term debt of $214,757, notes payable of $104,000 and short-term borrowings from shareholders totaling $407,217. In addition, note payable for the acquisition of Harbor Guard Boats, Inc. in the amount of $870,941 is included in the current liabilities. At April 30, 2010, our current liabilities exceeded current assets by $2,396,423.

Our operations provided $14,295 in operating activities for the year ended April 30, 2011 compared to that of $177,211 for year ended April 30, 2010.

For the year ended April 30, 2011, we had invested $33,158 for a spray booth and an equipment. The Company did not provide any cash from investing activities during the year ended April 30, 2010.

During the year ended April 30, 2011, the Company used $71,007 from financing activities, which included payments of $86,819 made on notes payables and payments towards credit cards and bank loan, while receiving $16,005 of proceeds from new notes payables, credit cards, bank loans and stock subscription receivables.

The Company has an accumulated deficit, as of April 30, 2011, of $6,009,376 compared to that for the year ended April 30, 2010, of $5,443,354.

Subsequent Events

Agreement with Wintec Protective Systems, Inc.

On June 28, 2011, Medina International Holdings, Inc. entered into a Contribution and Exchange Agreement with WinTec Protective Systems, Inc. ("WinTec.") As part of the Contribution and Exchange Agreement, the Company agreed to issue 3,000,000 shares of its restricted common stock in exchange for 20,400,000 shares of the common stock of WinTec. As a result of such exchange, the Company holds 51% of the issued and outstanding common stock of WinTec, making WinTec a subsidiary of the Company.

Wintec was incorporated in the State of Texas. Wintec's Operations are located in Houston, Texas. Wintec has developed various products such as CORTAIN, Hydro-Tain, and Blast Block. Medina International Holdings, Inc. has first right to use CORTAIN, anti-corrosion material for small marine crafts.

Please      visit      Wintec      Protective      Systems'      website      at
http://wintecprotectivesystems.com/

As part of the Contribution and Exchange Agreement, the Company has agreed to register the 3,000,000 shares issued with the Securities and Exchange Commission ("SEC") for resale by WinTec. If any of the following occur:

(i)  the  Registration  Statement is not filed on or before the Required  Filing
     Date,

(ii) the Registration Statement is not declared effective on or before the Required Effective Date, or

(iii)the Registration Statement is declared effective but cease to be effective for a period of time which shall exceed three hundred and sixty five (365) days in the aggregate per year (defined as a period of 365 days commencing on the date the Registration Statement is declared effective)

then the Company will be required to pay WinTec an amount equal to one-half percent (0.5%) of the fair market value of the 3,000,000 shares of the Company's common stock on the first business day after the non-registration event and for each subsequent thirty (30) day period (pro rata for any period less than thirty
(30) days) which are subject to such Non-Registration Event.

Stock Redemption and Purchase Agreement

Concurrent with the signing of the Contribution and Exchange Agreement, the Company also entered into a Stock Redemption and Purchase Agreement with WinTec. The Stock Redemption and Purchase Agreement provides that provides WinTec the right to repurchase 12,400,000 shares of its common stock held by the Company upon the closing of the Contribution and Exchange Agreement in exchange for $1,500,000. In addition, the Company has agreed to issue to WinTec an option to purchase up to 3,000,000 shares of its restricted common stock at an exercise price of $0.10 per share.

The Stock Redemption and Purchase Agreement provides that the WinTec Board of Directors shall be reduced from 7 to 6 directors and that the Company will have the ability to appoint 2 of the directors.

Upon the completion of the Stock Redemption and Purchase Agreement, the Company will hold 8,000,000 shares of WinTec, representing 28.99% of the issued and outstanding common stock of WinTec.

Loan Agreement and Revolving Promissory Note

Concurrent to the signing of the Contribution and Exchange Agreement, the Company entered into a Loan Agreement and Revolving Promissory Note with WinTec. As part of the Loan Agreement, the Company has agreed to lend to WinTec $1,500,000 cash to be used by WinTec to expand its business operations, which includes at some future point moving their laboratory facility from Texas to California.

The Loan Agreement provides for the funds to be delivered to WinTec in three tranches, as set forth below:

- Fifty Thousand Dollars ($50,000) upon execution of the loan documentation, and

- Four Hundred Fifty Thousand ($450,000) 30 days after the execution of the loan documentation and

- One Million ($1,000,000) shall be funded at such times, and in such amounts, as requested by WinTec.

The Loan Agreement provides for the Company to be issued an exclusive license for the use of WinTec's anti-corrosion material for small marine craft, pursuant and the first right of first refusal to exclusively license such intellectual property of WinTec as it may license to third parties.

The Revolving Promissory Note has an annual interest rate of 1% and a term of four (4) years from the date of issuance. The Revolving Promissory Note does not provide for a payment schedule, only that payments will be made as requested by the Company.

Stock Issuance

On June 28, 2011, as part of the Contribution and Exchange Agreement and the Stock Redemption and Purchase Agreement, the Company made the following issuances of its restricted common stock and equity instruments:

- 3,000,000 shares of its restricted common stock to WinTec pursuant to the Contribution and Exchange Agreement in exchange for 20,400,000 shares of the common stock of WinTec.

- An option to purchase 3,000,000 shares of the Company's restricted common stock at an exercise price of $0.10 per share to WinTec as part of the Stock Redemption and Purchase Agreement.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,702,375 minimal other assets, and no capital commitments.

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

As of April 30, 2011, we did not have any obligation under certain guarantees or contracts as defined above.

As of April 30, 2011, we did not have any retained or contingent interest in assets as defined above.

As of April 30, 2011, we did not hold derivative financial instruments, as defined by FASB statement No. 133.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of April 30, 2011, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2011, 2010, 2009 and 2008, we were not involved in any unconsolidated SPE transactions.

Dividends
We have never paid nor declared any cash dividends on our common stock. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial position, results of operations, capital requirements, restrictions contained in current or future financing instruments, and other factors the Board considers relevant.

Short Term.

On a short-term basis, we have not generated revenues sufficient to cover operations. Based on our Company's prior history, we may continue to have insufficient revenue to satisfy current and recurring liabilities. For short term needs the Company will be dependent on receipt, if any, of offering proceeds.

Need for Additional Financing

We do not have capital sufficient to meet its cash needs. We will have to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred.

We will need substantial additional capital to support our continuing operations. we have only just begun to generate revenues, but continue to operate at a net loss. We have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail in business as a result of these uncertainties.

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




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Medina International Holdings, Inc.
Corona, California

I have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc. as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc. as of April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                            /s/Ronald R.Chadwick, P.C.
                                               ----------------------
July 28, 2011                                  RONALD R.CHADWICK, P.C.



                       MEDINA INTERNATIONAL HOLDINGS, INC.


                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                    (Audited)



                                                                                                  April 30,     April 30,
                                                                                                    2011          2010
                                                                                                  (Audited)     (Audited)
                                              ASSETS

Cash                                                                                                  17,353       107,223
Receivables                                                                                            5,890        62,283
Inventory                                                                                             99,640       164,652
Other receivables                                                                                          -           465
                                                                                                 ------------  ------------
   Total current assets                                                                              122,883       334,623
                                                                                                 ------------  ------------
                                                                                                     848,213     1,065,055
Accumulated depreciation                                                                            (422,272)     (361,207)
                                                                                                 ------------  ------------
   Total property & equipment                                                                        425,941       703,848
                                                                                                 ------------  ------------


Prepaid expenses                                                                                      31,461         8,249

                                                                                                 ------------  ------------
   TOTAL ASSETS                                                                                      580,285     1,046,720
                                                                                                 ============  ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                                     759,866       640,055
Accrued liabilities                                                                                  295,994       186,075
Short term debt                                                                                      214,564       214,757
Customer Deposit                                                                                     238,495       308,000
Stock committed to be issued                                                                           2,962             -
Notes payable                                                                                         62,077       104,000
Related party payable                                                                                833,480       870,941
Related Parties - short-term borrowings from shareholders                                            417,820       407,217
                                                                                                 ------------  ------------
   Total current liabilities                                                                       2,825,258     2,731,046
                                                                                                 ------------  ------------

   Total Liabilties                                                                                2,825,258     2,731,046
                                                                                                 ------------  ------------
Preferred stock, $.01 par value, 10,000,000 shares authorized
Series A  preferred  stock,  $0.01 par value,  50 shares  authorized, 20 shares issued and
  outstanding                                                                                        240,000       240,000
Common stock, $0.0001 par value, 100,000,000 shares authorized
51,110,497 and 51,006,747 shares issued and outstanding on April 30, 2011 and April 30, 2010           5,111         5,100
Additional paid-in capital                                                                         3,519,292     3,513,928
Accumulated deficit                                                                               (6,009,376)   (5,443,354)
                                                                                                 ------------  ------------
   Total stockholders' equity (deficit)                                                           (2,244,973)   (1,684,326)
                                                                                                 ------------  ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                              580,285     1,046,720
                                                                                                 ============  ============
    The accompanying notes are an integral part of these financial statements

                                       F-2


              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    (Audited)


                                   For the years ended April 30,
                                       2011              2010
                                       ----              ----

Sales, net                     $         1,542,436 $       541,675
Cost of Goods Sold                       1,029,905         640,512
                                 ------------------  --------------
   Gross profit (loss)                     512,531         (98,837)
                                 ------------------  --------------

General and administrative expenses        664,929         519,840
Selling and marketing expenses             153,446          50,459
Write-off of assets                        222,570               -
                                 ------------------  --------------
   Income (loss)  from operations         (305,844)       (669,136)
                                 ------------------  --------------
Other income                                32,046           2,800
Interest expense                           (69,654)        (78,734)
                                 ------------------  --------------
   Net other Income (loss)                 (37,608)        (75,934)
                                 ------------------  --------------
Loss before income tax (expense)
  benefit                                 (566,022)       (745,070)
   Income tax (expense) benefit                  -               -

                                 ------------------  --------------
   Net Loss from operations    $          (566,022) $     (745,070)
                                 ==================  ==============

Net loss per share:

   Basic                       $             (0.01)$         (0.02)
   Diluted                     $             (0.01)$         (0.02)
                                 ==================  ==============
Weighted average number of shares
   outstanding:
   Basic                                51,025,792      46,666,218
   Diluted                              51,025,792      46,666,218

   The accompanying notes are an integral part of these financial statements.
                                       F-3



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                    (Audited)


                                                                      Additional   Common
                              Common Stock         Preferred Stock     Paid-In     Stock   Subscription Accumulated
                         --------------------------------------------
                            Shares     Amount      Shares     Amount   Capital   Subscribed Receivable   Deficit     Totals
                         -----------------------------------------------------------------------------------------------------

Balance - April 30, 2009   35,560,091     3,556         -          -    2,419,032   10,000     (3,000) (4,698,284) (2,268,696)

Stock issued for
  subscription payable                                 20    240,000                                                  240,000
Stock issued to Directors      50,000         5                             3,157                                       3,162
Stock issued for
  subscription payable     11,091,250     1,109                           661,629                                     662,738
Stock issued for accrued
  liabilities               4,135,000       413                           413,087                                     413,500
Shares issued for services     70,406         7                             7,033                                       7,040
Stock subscription
  receivable                  100,000        10                             9,990  (10,000)     3,000      (3,000)          -
Net loss                                                                                                 (742,070)   (742,070)
                         -----------------------------------------------------------------------------------------------------
Balance - April 30, 2010   51,006,747     5,100        20    240,000    3,513,928        -          -  (5,443,354) (1,684,326)

Stock issued to Directors      93,750        10                             4,365                                       4,375
Shares issued for services     10,000         1                               999                                       1,000
Net loss                                                                                                 (566,022)   (566,022)
                         -----------------------------------------------------------------------------------------------------
Balance - April 30, 2011   51,110,497     5,111        20    240,000    3,519,292      $ -        $ - $ (6,009,376$ (2,244,973)
                         =====================================================================================================

     The accompanying notes are an integral part of the financial statements
                                       F-4




         MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                 (Audited)


                                                                                       For Years Ended
                                                                                  April 30,
                                                                                    2011              2010
                                                                                    ----              ----
                                                                               ----------------  ---------------
Cash flows from operating activities:
     Net loss                                                                $        (566,022)$       (745,070)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Common stock expenses                                                         8,337           10,202
           Depreciation expenses                                                       159,273          165,066
           Write-off of fixed assets                                                   151,792                -
           Original issue note discount                                                      -            4,000
           Impairment Loss on Disposal                                                       -            4,562
     Changes in operating assets and liabilities:
           Decrease (Increase) in accounts receivable                                   56,394          (59,582)
           Decrease (Increase) in other receivable                                         465                -
           Decrease (Increase) in inventory                                             65,012          245,829
           Increase (decrease) in accounts payable                                     121,842          121,772
           Increase (decrease) in accrued liabilities                                  109,919          378,119
           Increase (decrease) in customer deposits                                    (69,505)          65,095
           (Increase) decrease in prepaid expenses                                     (23,212)               -
           Other Assets                                                                      -           (8,249)
           Increase (decrease) in other liabilites                                           -           (4,533)
                                                                               ----------------  ---------------
             Total adjustments                                                         580,317          922,281
                                                                               ----------------  ---------------
           Net cash (used) received in operating activities                             14,295          177,211
                                                                               ----------------  ---------------
Cash flows from investing activities:
     Purchase of property and equipment                                                (33,158)               -
                                                                               ----------------  ---------------
           Net cash used in investing activities                                       (33,158)               -
                                                                               ----------------  ---------------
Cash flows from financing activities:
     Proceeds from notes payable                                                        16,005           81,635
     Payments from note payable                                                        (86,819)         (23,281)
     Payments on lines of credit & credit cards                                           (193)        (167,918)
     Proceeds from stock subscription receivable                                             -            3,000
                                                                               ----------------  ---------------
           Net cash provided (used) by financing activities                            (71,007)        (106,564)
                                                                               ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                                   (89,870)          70,647

Cash and cash equivalents - beginning of period                                        107,223           36,576
                                                                               ----------------  ---------------
Cash and cash equivalents - end of period                                    $          17,353 $        107,223
                                                                               ================  ===============

Supplemental disclosure of cash flow information:
     Interest Paid                                                           $          16,812 $          5,808
                                                                               ================  ===============
     Taxes Paid                                                              $               - $              -
                                                                               ================  ===============
Supplemental schedule of noncash investing and financing activities:
     Stock issued for services                                                         $ 5,375         $413,500


    The accompanying notes are an integral part of these financial statements
                                       F-5




              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                             April 30, 2011 and 2010

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

The Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2010 and changed its name to Harbor Guard Boats, Inc. The activity of Harbor Guard Boats, Inc. from its inception up to the acquisition date of June 18, 2008 will not be reflected on the consolidated financial statements of Medina International Holdings, Inc.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2011, the Company's current liabilities exceeded its current assets by $2,702,375. Also, the Company's operations generated $1,542,436 in revenue during the year ended April 30, 2011 and the Company's accumulated deficit was $6,009,376.

Management devoted considerable effort during the period ended April 30, 2011 towards management of liabilities and improving operations. Management has taken various steps to revise its operating and financial requirements, and it believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Accounts receivable

The Company reviews its accounts receivables accounts periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At April 30, 2011 and 2010, the Company had no balance in its allowance for doubtful accounts.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs in 2011 and 2010 of $5,961 and $3,339, respectively.

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

At April 30, 2011 and 2010 the Company had net operating loss carry forwards of approximately $6,009,376 and $5,443,354 which begin to expire in 2029. The deferred tax asset of approximately $1,201,362 and $1,088,308 in 2011 and 2010 respectively, created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2010 was $113,054 and $148,926

Comprehensive Loss

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

Products and Services, Geographic Areas and Major Customers

The Company earns revenue from the sale of recreational and commercial boats. The Company sells its products within United States and abroad. The Company does not separate sales activities into different operating segments and/or geographic areas.

Recently issued accounting pronouncements

 In June 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2010. We adopted the provisions of the standard on September 30, 2010, which did not have a material impact on our financial statements. There were various other accounting standards and interpretations issued in 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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


As of April 30, 2011 and 2010 the Company owed $833,480 and $870,941 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC. In addition, at the end of April 30, 2011 $270,964 out of $759,866 in accounts payable was owed to related parties and at the end of April 30, 2010, $186,070 out of $640,055 in accounts payable was owed to related parties.

During the year period ended April 30, 2011, the Company issued 93,750 shares of its common stock to its independent directors, at various fair values for a total amount of $4,375.

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

NOTE 4. Receivables

As of April 30, 2011 and 2010, receivables consisted of the following:

--------------------------- --------------------------------
       Receivables           For the years ended April 30,
--------------------------- --------------------------------
                                2011              2010
                                ----              ----

Commercial Boats                  $ 5,890       $  62,283
Other
                                      -                 -
                            --------------    --------------
        Total Receivables         $ 5,890       $  62,283
------- ------------------- -------------- -- --------------

NOTE 5. Inventory

As of April 30, 2011 and 2010, inventory consisted of the following:

---------------------- ---------------------------------
      Inventory         For the years ended April 30,
---------------------- ---------------------------------
                           2011               2010
                           ----               ----

Materials                    $ 5,465           $ 31,699
Work in progress              94,175            106,477
Finished goods                     -             26,476
                       --------------    ---------------
     Total inventory         $99,640           $164,652
---- ----------------- -------------- -- ---------------

During the year ended April 30, 2011, the Company wrote off inventory in the amount of $70,778.

NOTE 6. Fixed Assets

At April 30, 2011 and 2010, fixed assets consisted of the following:

------------------------------------- --------------------------------
            Fixed Assets               For the years ended April 30,
------------------------------------- --------------------------------
                                          2011               2010
                                          ----               ----

Machinery and equipment;
      including molds & tools             $ 828,441       $ 1,045,740
Computers                                    13,535            13,535
Furniture                                     2,537             2,080
Office equipments                             3,200             3,200
Fire Extinguisher                               500               500
      Total property and equipment          848,213         1,065,055
                                            -------         ---------
Less accumulated depreciation              (422,272)         (361,207)
                                      --------------     -------------
      Fixed Assets, net                    $425,941         $ 703,848
----- ------------------------------- -------------- --- -------------

During the year ended April 30, 2011, the Company decided to write down the value of the Firehawk 37' mold, in the amount of $151,792. This mold was part of the acquisition of Harbor Guard Boats, Inc.

NOTE 7. Prepaid Expenses

As of April 30, 2011 and April 30, 2010, prepaid expenses included operating expenses and vendor deposit in the amount of $31,461 and $8,249, respectively.

NOTE 8. Accrued Liabilities

Our accrued liabilities for the years ended April 30, 2011 and 2010 were as follows:

------------------------------- -------------------------------
     Accrued Liabilities        For the years ended April 30,
------------------------------- -------------------------------
                                    2011             2010
                                    ----             ----

Interest - shareholders' loan        $     -           $ 4,047
Interest - related party              10,000             8,500
Interest - note payable                    -             5,272
Accrued expenses                         683             1,295
Accrued payroll                      256,490           138,488
Warranty liabilities                  28,821            28,473
                                -------------    --------------
       Total accrued               $ 295,994         $ 186,075
       liabilities
------ ------------------------ ------------- -- --------------

NOTE 9. Short-Term Debt

------------------------------- -------------------------------
       Short-term debt          For the years ended April 30,
------------------------------- -------------------------------
                                    2011             2010
                                    ----             ----

Loan - Financial Institution        $ 94,932          $ 94,932
Credit card                          119,632           119,825
                                -------------    --------------
       Total short-term debt        $214,564          $214,757
------ ------------------------ ------------- -- --------------

The Company has a loan from a financial institution, under which the Company may borrow up to $100,000 on an unsecured basis at an interest rate of 8.75% with monthly payments due. As of April 30, 2011 and 2010, the outstanding balance for this loan was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 10. Risk Management Activities

Foreign Currency

The majority of the Company's business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on the Company's business activities.

Commodity Prices

The Company is exposed to market risk from changes in commodity prices. The cost of the Company's products could increase if the prices of fiberglass and/or aluminum increase significantly, further decreasing the Company's ability to attain profitable operations. The Company is not involved in any purchase commitments with any of our vendors.

Insurance

The Company is exposed to several risks, including fire, earthquakes, theft, and key person liabilities. The Company does not carry any insurance for these risks, other than general liability insurance, which will adversely affect the Company's operations if any of these risks materialize.

NOTE 11. Customer Deposit

Deposits from customers consisted of the following for the years ended April 30, 2011 and April 30, 2010:

------------------------------- -------------------------------
       Customer Deposit         For the years ended April 30,
------------------------------- -------------------------------
                                    2011             2010
                                    ----             ----

Deposit for commercial boats       $ 217,995         $ 287,500
Deposit for recreational boats        20,500            20,500
                                -------------    --------------
       Total customer deposit      $ 238,495         $ 308,000
------ ------------------------ ------------- -- --------------

NOTE 12. Notes Payable

------------------------------- -------------------------------
        Notes Payable           For the years ended April 30,
------------------------------- -------------------------------
                                    2011             2010
                                    ----             ----

Note payable - related party        $ 62,077          $ 65,000
Note payable - others                      -            39,000
                                -------------    --------------
       Total notes payable          $ 62,077         $ 104,000
------ ------------------------ ------------- -- --------------

At April 30, 2011, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest per annum. Interest accrued to date on this note payable is $10,000.

At April 30, 2011, the Company had an unsecured note payable to a relative of an officer of the Company, in the amount of $12,077. The Company repaid $2,923 of the principal amount during the year ended April 30, 2011.

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

At April 30, 2010, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000,which bears an 8% interest repayable. Interest accrued to date is $7,000.

At April 30, 2010, the Company had an unsecured note payable to a relative of an officer of the Company, in the amount of $15,000, which bears an interest repayable in the amount of $1,500. Interest accrued to date $1,500.


NOTE 13. Shareholder Loans

At April 30, 2011, Shareholder loans consisted of the following:

------------------------------------ --------------------------------
        Shareholders' Loans           For the years ended April 30,
------------------------------------ --------------------------------
                                         2011              2010
                                         ----              ----

Daniel Medina, President                 $163,924          $ 156,743
Madhava Rao Mankal, CFO                   253,896            250,474
                                     -------------    ---------------
       Total shareholders' loan          $417,820          $ 407,217
------ ----------------------------- ------------- -- ---------------

Shareholder loans are unsecured, bear interest at 8 - 10% per annum, and are due on demand. From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

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

NOTE 15. Stockholders' Equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. The Company had 51,110,497 and 51,006,747 shares of its common stock issued and outstanding on April 30, 2011 and 2010, respectively.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series A preferred stock ("Series A"). The Series A has a stated value $12,000 per share, each one share of Series A is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series A is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital, and has voting rights equal to common stock in an amount equal to the number of shares that Series A could be converted into.

At April 30, 2011, the Company had 20 shares of Series `A' Preferred Stock issued and outstanding. Mr. Mankal and Mr. Medina, CFO and President of the Company, respectively hold 10 shares each of Series `A' preferred stock.

Stock Subscriptions Payable

At April 30, 2011, the Company has an obligation to issue 29,620 common shares, in consideration of $2,962 in interest on note.

NOTE 16. Commitments

Operating Leases

The Company signed a 3 year lease for 11,900 square feet building in the city of Corona, in the state of California, effective April 1, 2010. The address for this location is 1802 Pomona Rd, Corona, CA 92880. This building is owned by unrelated parties. The lease expires on March 31, 2013, and calls for monthly payments, initially of $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

Our consolidated contractual obligations as of April 30, 2011, are as follows:

--------------------------------------- --------------------
      Operating Lease Obligation              Amount
--------------------------------------- --------------------

April 30, 2012                                   $   68,544
April 30, 2013                                       72,828
                                        --------------------
        Total operating lease                     $ 141,372
        obligation
------- ------------------------------- --------------------


Prior to February 3, 2011, the Company rented a 5,000 square-foot manufacturing facility at 2051 Placentia Ave., Costa Mesa, CA 92627, for $6,500 per month, on a verbal month-to-month basis. This facility was owned by a related party, the CEO of Harbor Guard Boats, Inc. We have accrued $75,500 in rental expenses as of April 30, 2011, with $40,555 incurred in fiscal year 2011. The Company moved its operations to Corona in February of 2011.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats, along with royalty payments based on a percentage (generally 1.5% - 2%) of related gross sales.

NOTE 17. Litigation

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

ITEM 9 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

Management's Annual Report on Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of April 30, 2011.

The Company, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officerand Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2011.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2011. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Changes in Internal Control over Financial Reporting.

We have made no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company's directors and executive officers, their ages, and positions held are as follows:

------------------------------------------------------------------------------
                 Name               Age           Position
-----------------------------------------------------------------------------

Daniel Medina                       57  President & Director
Madhava Rao Mankal                  60  Chief Financial Officer & Director
John Erich Lewis                    45  Director
Mike Gallo                          53  Director
Albert Mardikian                    65  Director of MIHI, and CEO, Harbor Guard
                                        Boats, Inc.

In January 2011, Michael Swanson, a director of the Company, resigned from the Board of Directors.

Our success mainly depends on the performance of Mr. Medina and Mr. Mankal. We do not have "key person" life insurance policies on any of our employees. Our employees, including any member of our management team, may terminate his or her employment with us at any time. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our officers. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future.

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

JOHN ERICH LEWIS, Director

John Erich Lewis has 26 years of experience in management of various aviation operations and government related programs. As the Program Manager and Quality Assurance Manager of the Kelly Space & Technology, Inc. Jet and Rocket Test Facility, Dr. Lewis is responsible for the implementation of government contracts and technical demonstrations of Kelly's technologies. Along with Kelly, Dr. Lewis co founded the nonprofit Technical Employment Training Inc. and serves as the Executive Director providing training and job placement in the machine trades for the displaced workforce. Prior to Kelly, Dr. Lewis was at Gulfstream Aerospace where he managed special projects regarding Lean Manufacturing on the production line, specializing in the aircraft electrical system assembly methods. This included sequence of production planning, manpower requirements and design of electrical installations in the corporate jets. Prior to Gulfstream Dr. Lewis worked with Lockheed-Martin providing direct support of U.S. Army units as a consultant to civilian and U.S. Army personnel. Additionally, he held flight status as a civilian and performed test flights on refurbished military aircraft. Dr. Lewis earned a Ph.D. in Aviation Management from Corllins University, a Masters of Aeronautical Science in Aviation Management, a Masters in Aviation System Safety and a Bachelor of Science in Professional Aeronautics from Embry-Riddle Aeronautical University. He also holds a minor in Aviation Safety and is a licensed aircraft Airframe and Powerplant mechanic. Dr. Lewis served in the U.S. Army as a volunteer with Special Operations, he served with the 160th Special Operations Aviation Regiment (Airborne) as a Blackhawk helicopter crewchief assigned to temporary duty stations throughout the world performing classified missions with elite, multi-national armed forces and completing training at the Army's Airborne Infantry School, Air Assault School, Tactical Transport Helicopter Repair School and the JFK Special Warfare Center and School. Dr. Lewis is a decorated combat veteran during his participation in Operation Just Cause in Panama, and Operation Desert Shield and Desert Storm in the Middle East. Dr. Lewis is a life member in the VFW.

ALBERT MARDIKIAN, Director Chief Executive Officer - Harbor Guard Boats

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

Employment Agreements

The Company has entered into employment agreements for a five year term, commencing on July 1st, 2008, with each of the key executive officers. The current annual compensation for the Company's executive officers is as follows:

         Mr. Daniel Medina, President and Director, MIHI  -       $168,000

         Mr. Madhava Rao Mankal, CFO and Director, MIHI -    $168,000

         Mr. Albert Mardikian, CEO, Harbor Guard Boats, Inc. - $120,000

However, due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of Common Stock of the Company and/or have accrued their compensation to be paid when cash is available.

BOARD OF DIRECTORS

Our Board of Directors consists of five (5) individuals, two of whom are officers of the Company. Directors are elected to the Board of Directors for a one (1) year term or until the next shareholders meeting. There are no family relationships among any of our directors, officers or key employees.

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

Resolution of Conflicts of Interest

Currently, the Company does not have a procedure in place which would allow our officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, our officers and directors will be required to use their discretion to resolve them in a manner which they consider appropriate.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2011, 2010, and 2009 the "Named Executive Officers"):


------------------------------------------------------------------------------------------------------------------------------------
                      SUMMARY EXECUTIVES COMPENSATION TABLE
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
    Name & Position       Year    Salary     Bonus    Stock     Option      None Equity     Nonqualified     All other         Total
                                                       awards    awards      incentive        deferred      compensation
                                                                                plan        compensation
                                                                            compensation      earnings
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
                                    ($)       ($)       ($)        ($)          ($)             ($)             ($)             ($)
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------

------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
Daniel Medina,             2011   $168,000   $  -      $-           $   -        $-          $-             $-              $168,000
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
Director &                 2010   $148,000   $  -      $-           $   -        $-          $-             $-              $148,000
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
President                  2009   $100,000   $  -      $-           $   -        $-          $-             $-              $100,000

------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------

------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
Madhava Rao Mankal,        2011   $157,500   $-        $-            $-          $-          $-              $-             $157,500
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
Director &                 2010   $148,000                                                                                  $148,500
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
CFO                        2009   $100,000                                                                                  $100,000
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
Albert Mardikian,          2011   $-         $ -       $-            $-          $-           $-              $-            $-
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
Director & CEO, Harbor     2010   $ 60,000   $ -       $-            $-          $-           $-              $-            $ 60,000
Guard Boats, Inc.
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------
                           2009   $100,000   $ -       $-            $-          $-           $-              $-            $100,000
------------------------ ------- ---------- --------- --------- ---------- --------------- --------------- --------------- ---------



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

Under the Plan, 2,000,000 shares of common stock shall be reserved and available for issuance. Stock reserved under the plan may consist, in whole or in part, of authorized and unissued shares of treasury shares. The plan shall be administered by either (i) the Board, or (ii) a committee appointed by the Board.



No options were issued or exercised during the fiscal years ended April 30, 2011 and 2010.

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
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Name                                              Shares       Value      Exercisable/Unexercisable      Exercisable/Unexercisable
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------


Daniel Medina, Director & President               $-            $-          $-                             $ -
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Madhava Rao Mankal, Director & CFO                $-            $-          $-                             $ -
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Albert Mardikian, Director & CEO, Harbor Guard    $-            $-          $-                             $-
Boats, Inc.
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------


Long Term Incentive Plans - Awards in Last Fiscal Year

None.


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2011:

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------
                                                                        Non
                           Fees                                     qualified,
                           earned                      Options      non-equity
                           or paid       Stock       awards plan     incentive
                           in cash     awards ($)    compensation    earnings         Deferred       All other
          Name                ($)         (1)            ($)            ($)       compensation($)       ($)           Total

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Daniel Medina, Director    $-          $-             $-               $-            $-                   $-           $-
& President
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Madhava Rao Mankal,        $-          $-             $-               $-            $-                   $-           $-
Director & CFO
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------
Albert Mardikian,
Director & CEO, Harbor     $-          $-             $-               $-            $-                   $-           $-
Guard Boats, Inc.
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------
Mike Swanson, Director     $-          $ 1,062        $-               $-            $-                   $-       $ 1,062
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Mike Gallo, Director       $-         $2,063         $-               $-            $-                   $-        $ 2,063
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------
John Erich Lewis,          $-         $1,250         $-               $-            $-                   $-        $1,250
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------
Total                      $-         $4,375         $-               $-            $-                   $-        $4,375
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

(1) The Company issued 43,750 shares to Mr. Mike Gallo, 18,750 shares to Mike Swanson, and 31,250 to John Erich Lewis toward services as Directors of the Company for the year ended April 30, 2011, valued at $4,375. These shares were valued based on the closing market price at the time of issuance.
(2)      Mr. Swanson, resigned as a director of the Company in January 2011.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2011, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based on 51,110,497 shares of common stock issued and outstanding as of April 30, 2011.



               ------------------------------------------------------ ----------- -------------- ----------------
                    Name, Address & Nature of Beneficial Owner        Title of       Shares        Percent of
                                                                        Class                         Class
               ------------------------------------------------------ ----------- -------------- ----------------

               Daniel Medina, Director & President,                   Common       12,220,667        23.91%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               1802 Pomona Rd, Corona, CA 92880
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------

               Madhava Rao Mankal, Director & CFO                     Common       12,271,667        24.01%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               1802 Pomona Rd, Corona, CA 92880
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------

               Mike Gallo, Director,                                  Common         93,750           0.18%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               294 South Leland Norton Way, San Bernardino,
               California 92408
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------

               John Erich Lewis,  Director                            Common         321,250          0.62%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               1802 Pomona Rd, Corona, CA 92880
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------

               Albert Mardikian, CEO, Harbor Guard Boats, Inc. and    Common         11,995,667      23.48%
               Associated companies                                     Stock
                                                                      ----------- -------------- ----------------
               45 Goleta Ave, Corona Del Mar, CA 92625
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------
               Total Officers & Directors, as a group (5                             36,903,001      72.20%
               Individuals)
               ------------------------------------------------------ ----------- -------------- ----------------

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

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity.

Transactions with Management and Others


Year Ended April 30, 2011

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

Medina Marine, wholly owned subsidiary of Medina International Holdings, Inc., appointed Mr. Nuvdeep Singh Bhasin to its board of directors on February 22, 2011. In 2007, Mr. Bhasin founded Forefront Investments, a commercial and residential brokerage firm focusing on real estate and finance transactions. He holds a California Department of Real Estate Broker License and is a member of the California Association of Realtors and the National Association of Realtors. He is a Certified Management Accountant candidate. Mr. Bhasin graduated from California State University, Fullerton with a B.A. in Business Administration with an emphasis on Entrepreneurship.

Harbor Guard Boats, wholly owned subsidiary of the Company, issued 1,000,000 of its common shares to Medina International Holdings, Inc. As of the date of this report, 1,000,000 shares of Harbor Guard Boats were issued and outstanding.

Medina Marine, wholly owned subsidiary of the Company, issued 5,000,000 of its common shares to Medina International Holdings, Inc. As of the date of this report, 5,000,000 shares of Medina Marine, in the name of Medina International Holdings, Inc., were issued and outstanding.

Year Ended April 30, 2010

As of April 30, 2010, the Company owed $870,941 to a MGS Grand Sports, Inc. controlled by Mr. Albert Mardikian incurred as part of the purchase transaction of Modena Sports Design, LLC.

During the year ended April 30, 2010, the Company issued 11,000,000 shares of its common MGS Grand Sports, Inc. and Mardikian Designs controlled by Mr. Albert Mardikian, in accordance with the acquisition of Modena Sports Design, LLC (now Harbor Guard Boats).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

Ronald R. Chadwick, P.C.is the Company's principal auditing/ accountant firm. The Company's Board of directors has considered whether the provisions of audit services are compatible with maintaining Ronald R. Chadwick, P.C.'s independence.

Audit Fees.

Ronald R. Chadwick, P.C. billed $4,500 for review services and $4,657 audit fee in the fiscal year ended April 30, 2011. Audit and Review fees for the year ended April 30, 2010 was $15,157 and for the year ended April 30, 2009 was $26,890.

There were no other fees in 2011and 2010 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2011 and 2010.

                                     PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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



                                        MEDINA INTERNATIONAL HOLDINGS, INC.
                                            (a Colorado corporation)


Date: August 1, 2011               By: /s/Daneil F. Medina
                                          -----------------
                                          Daniel F. Medina,
                                          President & Director


Date: August 1, 2011               By: /s/Madhava Rao Mankal
                                          ------------------
                                          Madhava Rao Mankal,
                                          Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 1, 2011                     By: /s/Daniel F. Medina
                                              ----------------
                                                Daniel F. Medina,
                                                President & Director


Date: August 1, 2011                     By: /s/Madhava Rao Mankal
                                                ------------------
                                                Madhava Rao Mankal,
                                                Chief Financial Officer &
                                                Director


Date: August 1, 2011                      By: /s/Erich Lewis
                                                -----------
                                                Erich Lewis,
                                                Director


Date: August 1, 2011                      By: /s/Mike Gallo
                                                 -----------
                                                 Mike Gallo,
                                                 Director