Form 10-Q
period 2011-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2011-09-16
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2011, there were 54,110,497 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                  Page
                                                                                          ----

Consolidated Balance Sheets - July 31, 2011 and April 30, 2010                             F-1

Consolidated Statements of Operations  -
      Three months ended July 31, 2011 and 2010                                            F-2

Statement of Changes in Stockholders' Equity (Deficit)                                     F-3-4

Statements of Cash Flows -
      Three months ended July 31, 2011 and 2010                                            F-5


Notes to Consolidated Financial Statements                                                 F-6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                        1

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Not Applicable       3

Item 4.    Controls and Procedures                                                           3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                   4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                         4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                    5

Item 4.  Rescinded and Removed                                                               5

Item 5.  Other Information - Not Applicable                                                  5

Item 6.  Exhibits                                                                            5

SIGNATURES                                                                                   6



PART I. - FINANCIAL INFORMATION




                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                               July 31, April 30,


                                                                                             2011             2011
                                                                                          (Unaudited)      (Audited)
                                                                                        ---------------- ---------------
ASSETS
Current Assets:
    Cash                                                                                        $ 4,716        $ 17,353
    Receivables                                                                                  25,943           5,890
    Inventory                                                                                    64,153          99,640
    Other receivables                                                                                                 -
                                                                                        ---------------- ---------------
     Total current assets                                                                        94,812         122,883
                                                                                        ---------------- ---------------
Fixed Assets:
    Property Plant and Equipment                                                                848,213         848,213
    Accumulated depreciation                                                                   (464,126)       (422,272)
                                                                                        ---------------- ---------------
Total Fixed Assets                                                                              384,087         425,941
                                                                                        ---------------- ---------------
Other Assets:
      Deposits                                                                                   33,569          31,461

                                                                                        --------------------------------
TOTAL ASSETS                                                                                  $ 512,468       $ 580,285
                                                                                        ================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                                        $ 877,778       $ 759,866
      Accrued liabilities                                                                       369,199         295,994
      Short term debt                                                                           210,059         214,564
      Customer Deposit                                                                           90,800         238,495
      Shares commited to be issued                                                                7,962           2,962
      Notes payable                                                                             148,874          62,077
      Related party payable accrued                                                             833,480         833,480
      Related Parties - short-term borrowings from shareholders                                 411,419         417,820
                                                                                        ---------------- ---------------
Total current liabilities                                                                     2,949,571       2,825,258
                                                                                        ---------------- ---------------
Stockholders' equity (deficit):
  Medina International Holdings, Inc. stockholders' equity
        Preferred stock, $.01 par value, 10,000,000 shares authorized
            Series A preferred stock, $0.01 par value, 50 shares authorized,  20
  shares  issued  an240,000anding   240,000  Common  stock,  $.0001  par  value,
  100,000,000  shares  authorized,  54,110,497 and 51,110,497  shares issued and outstanding on July 31, 2010 and April 30, 2010 5,411 5,111
     Additional paid-in capital                                                               3,758,992       3,519,292
     Accumulated deficit                                                                     (6,421,991)     (6,009,376)
                                                                                        ---------------- ---------------
  Total Medina International Holdings, Inc. stockholders' equity                             (2,417,588)     (2,244,973)
                                                                                        ---------------- ---------------
  Noncontrolling interest                                                                       (19,515)              -
                                                                                        ---------------- ---------------
Total stockholders' equity (deficit)                                                         (2,437,103)     (2,244,973)
                                                                                        ---------------- ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                          $ 512,468       $ 580,285
                                                                                        ================ ===============
The accompanying notes are an integral part of these financial statements.


                                      F-1




              Medina International Holdings, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                For the three months ended July 31,

                                                 2011                   2010
                                           -----------------    ----------------------
Sales, net                                        $ 300,662                  $488,260
Cost of Goods Sold                                  177,292                   355,264
                                           -----------------    ----------------------
       Gross Profit                                 123,370                   132,996
                                           -----------------    ----------------------
General and administrative expenses                 477,290                   102,366
Selling and marketing expenses                       26,198                    53,131
                                           -----------------    ----------------------
       Loss from operations                        (380,118)                  (22,501)
                                           -----------------    ----------------------
Other income (expense)
  Interest expense                                  (52,012)                   10,008
                                           -----------------    ----------------------
       Net other income                             (52,012)                  (10,008)
                                           -----------------    ----------------------

Loss before income tax (expense) benefit           (432,130)                  (32,509)
       Income tax (expense) benefit                       -                         -

                                           -----------------    ----------------------
Net Income (loss)                                $ (432,130)                $ (32,509)
  Less: Net (income) loss attributable to
  noncontrolling interest                            19,515
                                           -----------------    ----------------------
Net Income (loss) attributable to
  Medina Internationa Holdings, Inc.             $ (412,615)                $ (32,509)
                                           =================    ======================
Net loss per share (Medina International
  Holdings, Inc.):
   Basic                                          $ (0.0081)                $ (0.0006)
                                           -----------------    ----------------------
   Diluted                                        $ (0.0081)                $ (0.0006)
                                           -----------------    ----------------------

Weighted average number of shares outstanding:
   Basic                                         51,208,323                51,006,747
                                           -------------------------------------------
   Diluted                                       51,208,323                51,006,747
                                           -------------------------------------------

The accompanying notes are an integral part of these financial statements.





              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)




                                                                           Additional   Common
                                     Common Stock       Preferred Stock     Paid-In      Stock   Subscription Accumulated
                                   Shares      Amount  Shares   Amount      Capital    Subscribed  Receivable   Deficit
                                ----------------------------------------------------------------------------------------------------
Balance - April 30, 2009           35,560,091  $ 3,556      -       $ -    $ 2,419,032  $ 10,000    $ (3,000) $ (4,698,284)

Stock issued for subscription
  payable                                                  20     240,000
Stock issued to Directors              50,000        5                           3,157
Stock issued for subscription
 payable                           11,091,250    1,109                         661,629
Stock issued for accrued
 liabilities                        4,135,000      413                         413,087
Shares issued for services             70,406        7                           7,033
Stock subscription receivable         100,000       10                           9,990   (10,000)      3,000        (3,000)
Net loss                                                                                                          (742,070)
                                ----------------------------------------------------------------------------------------------------
Balance - April 30, 2010           51,006,747    5,100     20     240,000    3,513,928         -           -    (5,443,354)

Stock issued to Directors              93,750       10                           4,365
Shares issued for services             10,000        1                             999
Net loss                                                                                                          (566,022)
                                ----------------------------------------------------------------------------------------------------
Balance - April 30, 2011           51,110,497    5,111     20     240,000    3,519,292       $ -         $ -  $ (6,009,376)

Stock issued for 51%
  acquisition                       3,000,000      300                         239,700
Net loss                                                                                                        $ (412,615)
                                ----------------------------------------------------------------------------------------------------
Balance - July  31, 2011         $ 54,110,497  $ 5,411   $ 20   $ 240,000  $ 3,758,992       $ -         $ -  $ (6,421,991)
                                ====================================================================================================

      The accompanying notes are an integral part of these financial statements.

                                      F-3


            Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
(continued)
                                 Stockholders'
                                 Equity -
                                 Medina
                                 International    Noncontrolling
                                 Holdings, Inc.       Interest     Totals
                               ------------------------------------------


Balance - April 30, 2009       $ (2,268,696)          $ -    $ (2,268,696)

Stock issued for subscription
  payable                           240,000                       240,000
Stock issued to Directors             3,162                         3,162
Stock issued for subscription
 payable                            662,738                       662,738
Stock issued for accrued
 liabilities                        413,500                       413,500
Shares issued for services            7,040                         7,040
Stock subscription receivable             -                             -
Net loss                           (742,070)                     (742,070)
                               ------------------------------------------
Balance - April 30, 2010         (1,684,326)                   (1,684,326)
                                                                -
Stock issued to Directors             4,375                         4,375
Shares issued for services            1,000                         1,000
Net loss                           (566,022)                     (566,022)
                               ------------------------------------------
Balance - April 30, 2011       $ (2,244,973)                   (2,244,973)
                                                                -
Stock issued for 51%
  acquisition                       240,000                       240,000
Net loss                           (412,615)    $ (19,515)       (432,130)
                               ------------------------------------------
Balance - July  31, 2011       $ (2,417,588)    $ (19,515)     (2,437,103)
                               ==========================================


The accompanying notes are an integral part of these financial statements.



            MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
                   Consolidated Statement of Cash Flows
                                (Unaudited)

                                                                                    Three Months Ended
                                                                                          July 31,
                                                                                   2011              2010
                                                                            -----------------------------------
Cash flows from operating activities:
      Net loss                                                                         (432,130)     $ (32,509)
                                                                            -----------------------------------
      Adjustments to reconcile net loss to net cash used in operating activities:
             Common stock issued in exchange
                   for Consulting                                                       240,000              -
             Common stock issued in exchange services                                     5,000          1,250
             Depreciation                                                                41,854         39,262
             Changes in operating assets and liabilities:
             Impairment Loss on Investment                                                                   -
             (Increase) decrease in receivables                                         (20,053)             -
             (Increase) decrease  in inventory                                           35,486         28,571
             (increase) decrease in other receivables                                    (2,108)       (10,521)
              Increase (decrease) in accounts payable                                   117,913        (51,263)
              Increase (decrease) in accrued payables                                    73,205         26,521
              Increase (decrease) in customer deposits                                 (147,695)       (64,700)
                                                                            -----------------------------------
      Total adjustments                                                                 343,602        (30,880)
                                                                            -----------------------------------
        Net cash received from (used in) operating activities                           (88,528)       (63,389)
                                                                            -----------------------------------
Cash flows from investing activities:
                                                                            -----------------------------------
       Net cash used in investing activities                                                  -              -
                                                                            -----------------------------------
Cash flows from financing activities:
      Proceeds (payments) on/from notes payables, related party                          (6,401)        (7,602)
      Proceeds (payment) on/from note payable                                            86,797        (29,000)
      Proceeds (payment) on/from short term debt & Lines of Credit                       (4,505)         3,399
                                                                            -----------------------------------
      Net cash (used in) provided by financing activities                                75,891        (33,203)
                                                                            -----------------------------------
Net increase (decrease) in cash                                                         (12,637)       (96,592)
Cash and cash equivalents - beginning of period                                          17,353        107,223
                                                                            -----------------------------------
Cash and cash equivalents - end of period                                                 4,716       $ 10,631
                                                                            ===================================
Supplemental disclosure of cash flow information:
    Interest Paid                                                                        17,012       $ 10,008
                                                                            ===================================
    Taxes paid                                                                                -            $ -
                                                                            ===================================
Non-cash financing and investing activities:
  Equipment Purchased from related party                                                      -            $ -
                                                                            ===================================
   Stock issued for compensation                                                              -        $ 1,250
                                                                            ===================================

The accompanying notes are an integral part of these financial statements.



              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended JULY 31, 2011
                                   (Unaudited)

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

The Company signed an agreement to acquire Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2010 changed its name to Harbor Guard Boats, Inc. The activity of Harbor Guard Boats, Inc. from its inception up to the acquisition date of June 18, 2008 will not be reflected on the consolidated financial statements of Medina International Holdings, Inc.

The Company entered into an agreement with WinTec Protective Systems, Inc. on June 28, 2011 to acquire 51% of the equity or 20,400,000 common shares of WinTec Protective Systems, Inc. in exchange for 3,000,000 common shares of the Company.

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

The Loan Agreement provides for the funds to be delivered to WinTec in three tranches, as set forth below:

     -  Fifty   Thousand   Dollars   ($50,000)   upon   execution  of  the  loan
     documentation, and

     - Four Hundred Fifty Thousand ($450,000) 90 days after the execution of the loan documentation and

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2011 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of subsidiaries, Medina Marine, Inc., Harbor Guard Boats, Inc. and WinTec Protective Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2011, the Company's current liabilities exceeded its current assets by $2,854,759. Also, the Company's operations generated $300,662 revenue during the current period ended and the Company's accumulated deficit is $6,421,991.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2011 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

Summary of Accounting Policies:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our three wholly owned subsidiaries, Harbor Guard Boats, Inc., Medina Marine, Inc., and WinTec Protective Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation.
..
Use of Estimates

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At July 31, 2011 and April 30, 2011, the Company had no balance in its allowance for doubtful accounts.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the three months ended July 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2. INVENTORY

As of July 31, 2011, inventory consisted of the following:

                            Inventory                                      Cost
                            ---------                                      ----
Parts                                                               $         0
Work-in-Progress                                                         64,153
Finished Goods                                                                0
                                                                    ------------
Total Inventory                                                      $   64,153
                                                                    ============

NOTE 3. FIXED ASSETS

As of July 31, 2011, fixed assets consisted of the following:

Property and Equipment                                                     Cost

Machinery and equipment; including molds & tools                       $828,441
Computers                                                                13,535
Furniture & fixture                                                       2,537
Office equipments                                                         3,200
Fire Extinguisher                                                           500
                                                                       ---------
Total Property and Equipment                                            848,213

Less accumulated depreciation                                          (364,126)
                                                                    ------------
Fixed Assets, Net                                                      $384,087
                                                                    ============

NOTE 4. SHORT-TERM DEBT

As of July 31, 2011, Short term debts consisted of the following:

Financial Institutions
----------------------

Citi bank                                                           $94,932
Credit Cards                                                        115,127
                                                                    ------------
Total Short Term debt                                              $210,059
                                                                    ============

At July 31, 2011, the Company has a credit card totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this credit card was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 5. RELATED PARTY TRANSACTIONS

As of July 31, 2011 the Company owed $833,840 to a related party shareholder incurred as part of the purchase transaction of Modena Sports Design, LLC. Medina under the licensing agreement agrees to pay $1,000,000 to MGS Grand Sports, Inc. as under: $200,000 in 2 months minimum and 3 months maximum and balance $800K will be released at the rate of 10% of each boat sale until the complete debt of balance $800K is paid off. Liability is limited to one million dollars contingent upon production and sale of boats.


NOTE 6. CUSTOMER DEPOSIT

Deposit from customers at the end of quarter ended July 31, 2011 consists of the following:

         Deposit for commercial boats                           $   70,300
         Deposit for recreational boats                             20,500
                                                                    ------
                           Total                                 $  90,800
                                                                   ==========


NOTE 7. NOTE PAYABLE

Deposit from customers at the end of quarter ended July 31, 2011 consists of the following:



Notes payable - related party                                      $61,374

Notes payable - others                                              87,500
                                                                   ------------

Total                                                             $148,874
                                                                   ============

At July 31, 2011, the Company had an unsecured note payable with a related party in the amount of $11,374, which bears 8% interest and the payment is currently due.

At July 31, 2011, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $11,000.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 are due and maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction.

NOTE 8. SHAREHOLDERS' LOANS

At July 31, 2011, Shareholders' loans consisted of the following:

Daniel Medina, President & Director                      $162,145
Madhava Rao Mankal, Chief Financial Officer  & Director   249,274
                                                        ---------
Total                                                    $411,419
                                                         ========

Shareholder's loan from shareholder of the Company, unsecured, 10% interest per annum, due on demand.

NOTE 9. STOCKHOLDERS' EQUITY

During the three months ended, the Company, issued 3,000,000 common shares of its common stock to WinTec Protective Systems, Inc.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Mardikian Lawsuit

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

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated events through August 11, 2011 for subsequent events to be included in its July 31, 2011 financial statements herein.

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

The Company entered into an agreement with WinTec Protective Systems, Inc. on June 28, 2011 to acquire 51% of the equity or 20,400,000 common shares of WinTec Protective Systems, Inc. in exchange for 3,000,000 common shares of the Company. WinTec's operations are located in Houston, Texas. WinTec has developed for use a anti-corrosion material for small marine craft.

The Company engages six full time employees. Our President and Chief Financial Officer have been engaged on full time to work with Harbor Guard Boats, Inc.

Our securities are currently not liquid. There are limited market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of producing and marketing our Fire and Rescue boats. We presently have no liquid financial resources to offer such a candidate and must rely upon an exchange of our stock to complete such a merger or acquisition.

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended July 31, 2011 Compared To The Same Period Ended July 31, 2010

The Company recognized $300,662 in revenues during the three months ended July 31, 2011 compared to $488,260 in 2010 resulting in decrease of sales during this quarter of $187,598. We sold two boats during the quarter ended July 31, 2011, compared to three during the quarter ended July 31, 2010.

During the three months ended July 31, 2011 general and administrative expenses increased by $374,924 or 170.88% to $477,290 for the quarter ended July 31, 2011 compared to $102,366 for the quarter ended July 31, 2010. Selling and marketing expenses decreased by $26,933 to $26,198 for the quarter ended July 31, 2011 compared to $53,131 for the quarter ended July 31, 2010. Decrease is mainly due to reduction in sales commission, freight and trade show expenses for the quarter ended July 31, 2011.

During the three months ended July 31, 2011 interest expense increased by $42,004 or 419.70% to $52,012for the period ended July 31, 2011 compared to $10,008 for the period ended July 31, 2010. This increase is due to the loss in the amount of $35,000 on account of the loss on the conversion feature of the loan agreement.

During the three months ended July 31, 2011, the Company recognized a net loss of $432,130 compared to a net loss of $32,509 for the quarter ended July 31, 2010. The increase of $399,621 or 1,229.26% was mostly due to write off of loss on account of cost of 3,000,000 shares valued at $219,600 issued towards acquisition of 51% of WinTec Protective Systems, Inc., cost of administration expenses of WinTec Protective Systems, Inc. $79,827, legal expenses $59,810 and Audit fees $11,828.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2011, we had total current assets of $94,812, consisting of cash of $4,716, $25,943 in accounts receivable and $64,153 in inventory. At July 31, 2011, the Company had current liabilities of $2, 949,571. At July 31, 2011, the Company has a working capital deficit of $2,854,759. The Company will need to raise capital through loans or private placements in order to carry out any operational plans.

During the three months ended July 31, 2011, the Company used $88,528 from its operating activities. The Company provided $75,891 through financing activities during the three months ended July 31, 2011.

During the three months ended July 31, 2010, the Company used $63,389 from its operating activities. The Company had $10,631 in cash at July 31, 2010. The Company used $33,203 through financing activities during the three months ended July 31, 2010.

During the three months ended July 31, 2011, the Company made a payment of $4,505 on Lines of Credit , $6,401 owed to related party of the Company and received $87,500 on Promissory note.

At July 31, 2011, the Company had an unsecured note payable with a related party in the amount of $11,374, which bears 8% interest and the payment is currently due.

At July 31, 2011, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $11,000.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 are due and maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction.
Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue to develop our operations. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.


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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.


There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

During the period of May 1, 2011 through July 31, 2011, the Company issued 3,000,000 common shares of its common stock to WinTec Protective Systems, Inc. in exchange for 51% of the equity of WinTec Protective Systems.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -

                NONE

ITEM 4.  RESCINDED AND REMOVED.

ITEM 5.  OTHER INFORMATION


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

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)


Dated: September 15, 2011           By: /s/ Daniel Medina
                                            ------------------------------------
                                            Daniel Medina, President

Dated: September 15, 2011           By: /s/ Madhava Rao Mankal
                                            ------------------------------------
                                            Madhava Rao Mankal,
                                            Chief Financial Office