Form 10-Q/A
period 2011-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2011-10-12
CIK 1093248

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



                                  Explanation

We are filing this Amendment to the Quarterly Report on Form 10-Q/A, to amend the Quarterly Report for the Quarter Ended July 31, 2011, filed with the Securities and Exchange Commission (SEC) on September 16, 2011 for the sole purpose of amending Part II, Item 6 Exhibits to include the Interactive Data Files.



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

Summary of Accounting Policies:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our three wholly owned subsidiaries, Harbor Guard Boats, Inc., Medina Marine, Inc., and WinTec Protective Systems, Inc. All intercompany balances and transactions have been eliminated in consolidation.
...
Use of Estimates

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act


     Exhibit 101.INS XBRL Instance Document (1)

     Exhibit 101.SCH XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)



Dated: October 12, 2011                 By: /s/ Daniel Medina
                                            ------------------------------------
                                            Daniel Medina, President

Dated: October 12, 2011                 By: /s/ Madhava Rao Mankal
                                            ------------------------------------
                                            Madhava Rao Mankal,
                                            Chief Financial Officer