Form 10-Q
period 2011-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2011-12-08
CIK 1093248

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

                For the quarterly period ended October 31, 2011

                                  or

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

As of October 31, 2011, there were 55,290,117 shares of the registrant's common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                   Page
                                                                           ----
Consolidated Balance Sheets - October 31, 2011 and April 30, 2011            F-1

Consolidated Statement of Operations -
   Three months and six months ended October 31, 2011 and 2010               F-2

Statement of Cash Flows -
   Six months ended October 31, 2011 and 2010                                F-3

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

Item 1. Financial Statements (Unaudited)



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                                       October 31,      April 30,
                                                                                                           2011           2011
                                                                                                       (Unaudited)      (Audited)

                                     ASSETS
Current Assets:
   Cash                                                                                                     $ 65,744       $ 17,353
   Receivables                                                                                                20,727          5,890
   Inventory                                                                                                  32,435         99,640
                                                                                                      --------------- --------------
     Total current assets                                                                                    118,906        122,883
                                                                                                      --------------- --------------
   Property & Equipment                                                                                      913,746        848,213
   Accumulated depreciation                                                                                 (486,192)      (422,272)
                                                                                                      --------------- --------------
     Total property & equipment                                                                              427,554        425,941
                                                                                                      --------------- --------------
   Other assets
       Prepaid Expenses                                                                                       13,012         31,461

                                                                                                      --------------- --------------
     TOTAL ASSETS                                                                                          $ 559,472      $ 580,285
                                                                                                      =============== ==============
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                                        $ 963,854      $ 759,866
   Accrued liabilities                                                                                       345,323        295,994
   Short term debt                                                                                           209,882        214,564
   Customer Deposit                                                                                          316,151        238,495
   Stock subscription payable                                                                                      -          2,962
   Notes payable                                                                                             219,032         62,077
   Related party payable                                                                                     833,480        833,480
   Related Parties - short-term borrowings from shareholders                                                 438,012        417,820
                                                                                                      --------------- --------------
     Total current liabilities                                                                             3,325,734      2,825,258
                                                                                                      --------------- --------------
Stockholders' equity (deficit):
   Preferred stock, Series 'A' , $.01 par value, 50 shares
         authorized, 20 issued and outstanding as on October 31, 2011 and April 30, 2011                     240,000        240,000
   Common stock, $0.0001 par value, 500,000,000 shares
         authorized, 55,290,117 and 51,110,497 shares issued and outstanding on October 31, 2011
          and April 30, 2011                                                                                   5,529           5111
   Additional paid-in capital                                                                              3,924,836      3,519,292
   Accumulated deficit                                                                                    (6,827,435)    (6,009,376)
                                                                                                      --------------- --------------
     Total Medina International Holdings, Inc. stockholders' equity (deficit)                             (2,657,070)    (2,244,973)
                                                                                                      --------------- --------------
     Noncontrolling Interest                                                                                (109,192)             0
                                                                                                      --------------- --------------
   Total stockholders' equity (deficit)                                                                   (2,766,262)    (2,244,973)
                                                                                                      --------------- --------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                                  $ 559,472      $ 580,285
                                                                                                      =============== ==============

    The accompanying notes are an integral part of these financial statements

                                       F-1




               MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                       Consolidated Statement of Operations
                                    (Unaudited)


                                                For the three months ended         For the six months ended
                                                        October 31,                          October 31,
                                                 2011               2010               2011              2010
                                                 ----               ----               ----              ----

Sales, net                                     $ 139,681        $ 418,791           $ 440,343        $ 907,051
Cost of Goods Sold                               112,608          238,081             293,404          580,964
                                          -------------------------------------  -----------------------------------
    Gross Profit (Loss)                           27,073          180,710             146,939          326,087
                                          -------------------------------------  -----------------------------------
General and administrative expenses              449,506          125,409             724,091          240,157
Selling and marketing expenses                    23,447           37,169              49,645           90,300
Cost of acuisition fopr 51% of
 Wintec Protective Systems, Inc.                       -                -             219,600                -
                                          -------------------------------------  -----------------------------------
    Income (Loss)  from operations              (445,880)          18,132            (846,397)          (4,370)
                                          -------------------------------------  -----------------------------------
Other income                                           -                -                   -                -
Interest expense                                 (48,441)         (19,359)           (100,454)         (29,366)
                                          -------------------------------------  -----------------------------------
    Net other loss                               (48,441)         (19,359)           (100,454)         (29,366)
                                          -------------------------------------  -----------------------------------
Loss before income tax (expense) benefit        (494,321)          (1,227)           (946,851)         (33,736)
Income tax (expense) benefit                           -                -                   -                -

                                          -------------------------------------  -----------------------------------
Net Income (Loss)                        $      (494,321)        $(1,227)    $     (946,851    $      (33,736)
Less Net (income) loss attributable to
 noncontrolling interest                 $       128,791         $    -      $      128,791    $            -
                                          -------------------------------------  -----------------------------------
Less Net (income) loss attributable to
 Medina International Holdings, Inc.     $      (365,5$0)         (1,227)    $     (818,060    $      (33,736)
                                          =====================================  ===================================
    Basic                                        $ (0.01)        $ (0.00)           $ (0.02)          $ (0.00)
                                          -------------------------------------  -----------------------------------
    Diluted                                      $ (0.01)         $ (0.00)            $ (0.02)         $ (0.00)
                                          =====================================  ===================================
Weighted average number of
 shares outstanding:
    Basic                                     55,818,598       51,006,747          55,818,598       51,006,747
                                          -------------------------------------  -----------------------------------
    Diluted                                   55,818,598       51,006,747          55,818,598       51,006,747
                                          --------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements.

                                        F-2





              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)





                                                                                 Additional    Common
                                     Common Stock           Preferred Stock       Paid-In      Stock    Subscription Accumulated
                                   Shares       Amount     Shares     Amount      Capital    Subscribed Receivable     Deficit
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2008           35,560,091    $ 3,556          -         $ -  $ 2,419,032   $ 10,000    $ (3,000)  $ (2,929,850)
Net loss                                                                                                                (1,768,434)
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2009           35,560,091    $ 3,556          -         $ -  $ 2,419,032   $ 10,000    $ (3,000)  $ (4,698,284)

Stock issued for subscription
  payable                                                        20     240,000
Stock issued to Directors              50,000          5                               3,157
Stock issued for subscription
  payable                          11,091,250      1,109                             661,629
Stock issued for accrued
  liabilities                       4,135,000        413                             413,087
Shares issued for services             70,406          7                               7,033
Stock subscription receivable         100,000         10                               9,990    (10,000)      3,000         (3,000)
Net loss                                                                                                                  (742,070)
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2010           51,006,747      5,100         20     240,000    3,513,928          -           -     (5,443,354)

Stock issued to Directors              93,750         10                               4,365
Shares issued for services             10,000          1                                 999
Net loss                                                                                                                  (566,022)
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2011           51,110,497      5,111         20     240,000    3,519,292        $ -         $ -   $ (6,009,376)

Stock issued for 51%
  acquisition                       3,000,000        300                             239,700
Cash                                1,000,000        100                             149,900
Loan Interest                          29,620          3                               2,959
Directors fees                        100,000         10                               7,990
Consultant                             50,000          5                               4,995
Net loss                                                                                                                $ (818,059)
                               -----------------------------------------------------------------------------------------------------
Balance - October  31, 2011      $ 55,290,117    $ 5,529       $ 20   $ 240,000  $ 3,924,836        $ -         $ -   $ (6,827,435)
                               =====================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                       F-3



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

(continued)

                                  Stockholders'
                                     Equity
                                     Medina
                                 International   Non-Controlling
                                 Holdings, Inc.     Interest         Totals
                                  ----------------------------------------------



Balance - April 30, 2008                                           $ (500,262)
Net loss                                                           (1,768,434)
                                   -------------------------------------------
Balance - April 30, 2009            $ (2,268,696)  $     -       $ (2,268,696)

Stock issued for subscription
  payable                                240,000                      240,000
Stock issued to Directors                  3,162                        3,162
Stock issued for subscription
  payable                                662,738                      662,738
Stock issued for accrued
  liabilities                            413,500                      413,500
Shares issued for services                 7,040                        7,040
Stock subscription receivable                  -                            -
Net loss                                (742,070)                    (742,070)
                                   --------------------------------------------
Balance - April 30, 2010              (1,684,326)                  (1,684,326)
                                                                            -
Stock issued to Directors                  4,375                        4,375
Shares issued for services                 1,000                        1,000
Net loss                                (566,022)                    (566,022)
                                   --------------------------------------------
Balance - April 30, 2011            $ (2,244,973)                  (2,244,973)
                                                                            -
Stock issued for 51%
  acquisition                            240,000   $    19,600        259,600
Cash                                     150,000                      150,000
Loan Interest                              2,962                        2,962
Directors fees                             8,000                        8,000
Consultant                                 5,000                        5,000
Net loss                                (818,059)   $ (128,792)      (946,851)
                                   --------------------------------------------
Balance - October  31, 2011         $ (2,657,070)   $ (109,192$    (2,766,262)
                                   ============================================

The accompanying notes are an integral part of these financial statements.



                    MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                            Consolidated Statement of Cash Flows
                                        (Unaudited)

                                                                                                    Six Months Ended
                                                                                              October 31,
                                                                                                  2011           2010
                                                                                             -------------------------------
     Net loss                                                                                    $ (946,851)      $ (33,736)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Common stock expenses                                                                          -           2,625
           Depreciation expenses                                                                     63,920          78,556
           Stock issued for acquiring 51% of Wintec                                                 259,600               -
           Interest on Convertible Notes                                                             68,333               -
           Stock issued for services                                                                 13,000               -
     Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                               (14,837)         62,283
           (Increase) decrease in other receivable                                                        -          (2,570)
           (Increase) decrease in inventory                                                          67,205         (40,360)
           Increase (decrease) in accounts payable
                and accrued liabilities                                                             253,317         114,079
           Increase (decrease) in customer deposits                                                  77,656        (207,500)
           (Increase) decrease in prepaid expenses                                                   18,449         (11,846)
             Total adjustments                                                                      806,643          (4,733)
                                                                                             -------------------------------
           Net cash (used) received in operating activities                                        (140,208)        (38,469)
                                                                                             -------------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                                             (65,533)        (17,725)
                                                                                             -------------------------------
           Net cash used in investing activities                                                    (65,533)        (17,725)
                                                                                             -------------------------------
Cash flows from financing activities:
     Proceeds (payments) from notes payables - related party                                         (1,378)         20,650
     Proceeds (Payments) from note payable                                                           90,000         (29,000)
     Proceeds (Payments) from lines of credit & credit cards                                         (4,682)         (6,163)
     Proceeds (Payments) from short-term borrowings Shareholders                                     20,192         (35,213)
     Proceeds from sale of stock                                                                    150,000               -
                                                                                             -------------------------------
           Net cash provided (used) by financing activities                                         254,132         (49,726)
                                                                                             -------------------------------
Net increase (decrease) in cash and cash equivalents                                                 48,391        (105,920)

Cash and cash equivalents - beginning of period                                                      17,353         107,223
Cash and cash equivalents - end of period                                                          $ 65,744         $ 1,303
                                                                                             ===============================
Supplemental disclosure of cash flow information:
     Interest Paid                                                                                  $ 5,212         $ 6,985
                                                                                             ===============================
     Taxes paid                                                                                         $ -             $ -
                                                                                             ===============================

    The accompanying notes are an integral part of these financial statements

                                                  F-5


              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                    For the six months ended October 31, 2011
                                   (Unaudited)

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

Wintec Protective Systems, Inc. formed Security Glass Solution, Inc. a wholly owned subsidiary in the State of Texas on July 28, 2011.

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

As part of the Contribution and Exchange Agreement, the Company has agreed to register the 3,000,000 shares issued with the Securities and Exchange Commission ("SEC") for resale by WinTec. If any of the following occur:

(i)  the  Registration  Statement is not filed on or before the Required  Filing
     Date,

(ii) the Registration Statement is not declared effective on or before the Required Effective Date, or

(iii)the Registration Statement is declared effective but cease to be effective for a period of time which shall exceed three hundred and sixty five (365) days in the aggregate per year (defined as a period of 365 days commencing on the date the Registration Statement is declared effective)then the Company will be required to pay WinTec an amount equal to one-half percent (0.5%) of the fair market value of the 3,000,000 shares of the Company's common stock on the first business day after the non-registration event and for each subsequent thirty
(30) day period (pro rata for any period less than thirty (30) days) which are subject to such Non-Registration Event.

Stock Redemption and Purchase Agreement

Concurrent with the signing of the Contribution and Exchange Agreement, the Company also entered into a Stock Redemption and Purchase Agreement with WinTec. The Stock Redemption and Purchase Agreement provides that provides WinTec the right to repurchase 12,400,000 shares of its common stock held by the Company upon the closing of the Contribution and Exchange Agreement in exchange for $1,500,000(amended to $237,658 on October 24,2011). In addition, the Company has agreed to issue to WinTec an option to purchase up to 3,000,000 shares of its restricted common stock at an exercise price of $0.10 per share.

The Stock Redemption and Purchase Agreement provides that the WinTec Board of Directors shall be reduced from 7 to 6 directors and that the Company will have the ability to appoint 2 of the directors.

Upon the completion of the Stock Redemption and Purchase Agreement, the Company will hold 8,000,000 shares of WinTec, representing 20% of the issued and outstanding common stock of WinTec.

Loan Agreement and Revolving Promissory Note

Concurrent to the signing of the Contribution and Exchange Agreement, the Company entered into a Loan Agreement and Revolving Promissory Note with WinTec. As part of the Loan Agreement, the Company has agreed to lend to WinTec $1,500,000 (amended to $237,658 on October 24,2011) cash to be used by WinTec to expand its business operations, which includes at some future point moving their laboratory facility from Texas to California.

The Loan Agreement provides for the funds to be delivered to WinTec, as set forth below:

- Fifty Thousand Dollars ($50,000) upon execution of the loan documentation, and

- Four Hundred Fifty Thousand ($450,000) amended to $187,658 on October 24, 2011 and 90 days after the execution of the loan documentation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2011, the Company's current liabilities exceeded its current assets by $3,206,828. Also, the Company's operations generated $440,343 revenue during the current period ended and the Company's accumulated deficit is $6,827,435.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2011 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Medina Marine, Inc. and Harbor Guard Boats, Inc. and of Wintec Protective Systems, Inc. 51% subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At October 31, 2011 and April 30, 2010, the Company had no balance in its allowance for doubtful accounts.

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

- -------------------------------------- ------------------
Property and Equipment                     No. of Years
- -------------------------------------- ------------------
Molds                                          7
Manufacturing Tools                            5
Computers                                      3
Furniture                                      3
Manufacturing tool HGB - used                  3
Office Equipments                              3
Office Phone                                   3
- -------------------------------------- ------------------

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

NOTE 3 Inventory

As of October 31, 2011 and April 30, 2011, inventory consisted of the following:


- ------------------------------------------------------- --------------- --------------
                         Item                             October 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2011            2011
                                                             ----            ----
Raw materials and supplies                                  $ 1,961       $ 5,465
Work in progress                                             30,474        94,175
Finished goods
                                                          --------------  --------------
Total Inventory                                            $ 32,435       $99,640
- ------------------------------------------------------- --------------  --------------



NOTE 4 Property and equipment

As of October 31, 2011 and April 30, 2011, Property and equipment consisted of the following:


- ------------------------------------------------------- --------------- --------------
                Property and Equipment                    October 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2011           2011
                                                             ----           ----
Machinery and equipment; including molds & tools           $893,629     $828,441
Computers                                                    13,535       13,535
Furniture and fixtures                                        2,537        2,537
Office equipments                                             3,545        3,200
Fire Extinguisher                                               500          500
                                                           --------     ---------
 Total property and equipment                               913,746      848,213
Less: Accumulated Depreciation                              486,192     (422,272)
                                                          ----------    ---------
Total property and equipment                                $427,554   $ 425,941
- ----------------------------------------------------    ----------    ---------

The Company has spent on Designs for new designs for 30' and 37'and company is developing a 20' mold during the six months period ended October 31, 2011.

NOTE 5 Prepaid expenses

As of October 31, 2011 and April 30, 2011, prepaid expenses included operating expenses and vendor deposit in the amount of $13,012 and $31,461 respectively.

NOTE 6 Accrued liabilities

Our accrued liabilities as of October 31, 2011 and April 30 2011 were as follows:

--------------------------------------------------- --------------- ------------
            Accrued Liabilities                      October 31      April 30,
--------------------------------------------------- --------------- ------------
                                                         2011           2011
                                                         -------        -------
Interest- related party                                 12,000          10,000
Interest - notes payable                                    --             683
Payroll and taxes                                      320,251         256,490
Warranty liabilities                                    13,072          28,821
                                                    --------------  ------------
Total accrued liabilities                            $ 345,323     $   295,994
--------------------------------------------------- --------------  ------------

NOTE 7 Short-term debt

- --------------------------------------------------------- -------------------------------
                    Short-term debt                         October 31         April 30,
- --------------------------------------------------------- -------------------------------
                                                              2011              2011
                                                              ----              ----

Line of credit - Financial Institution                    $ 94,932            $ 94,932
Credit card                                                114,950             119,632
                                                           --------            -------
Total                                                     $209,882            $214,564
------------------------------------------------------  -------------   ---------------

As of October 31, 2011 the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75%. The outstanding balance as of October 31, 2011 was $94,932.

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

NOTE 9 Customer deposit

Deposit from customers consisted of the following:


 ------------------------------------------------------- --------------- --------------
                  Customer Deposits                       October 31      April 30,
 ------------------------------------------------------- --------------- --------------
                                                             2011           2011
                                                             ----           ----
Deposit for commercial boats                             $295,651         $ 217,995
Deposit for recreational boats                             20,500            20,500
                                                        --------------    --------------
Total customer deposits                                  $316,151         $ 238,495
 -----------------------------------------------------  --------------    --------------

NOTE 10 Notes payable


Notes payable consisted of the following:
- ------------------------------------------------------- --------------- --------------
                    Notes Payable                          October 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2011           2011
                                                             ----           ----
Notes payable - related party                              $60,699          $ 62,077
Notes payable - other                                     158,333
0,000
                                                          ------------   -------------
Total notes payable                                       $219,032          $ 62,077
- ------------------------------------------------------- ------------   -------------

As of October 31, 2011, the Company had an unsecured note payable to Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears interest at 8% per annum. As of October 31, 2011, accrued Interest on this note was $12,000.

As of October 31, 2011, the Company had an unsecured note payable to Rosa Medina, mother of Daniel Medina, President of the Company, in the amount of $10,699, which bears interest at 8% per annum. As of October 31, 2011, accrued Interest on this note was $0.

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

The convertible notes for $42,500 issued to Asher Enterprises, Inc. ("Asher") in August 1,2011 are due and maturity date on the May 1, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $28,333 as interest expense loss on the above transaction.

NOTE 11 Related Party Transactions

As of October 31, 2011 the Company owed $833,480 to a related party shareholder committed as part of the purchase transaction of Modena Sports Design, LLC (currently Harbor Guard Boats, Inc.)

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

NOTE 12 Shareholders' loans

At October 31 2011, Shareholders' loans consisted of the following:



- ------------------------------------------------------- --------------- --------------
                 Shareholders' Loans                      October 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2011           2011
                                                             ----           ----
Daniel Medina, President                                  $ 186,588       $ 163,924
Madhava Rao Mankal, Chief Financial Officer                 251,424         253,896
                                                        --------------- --------------
Total Shareholders' Loans                                 $ 438,012       $ 417,820
- ------------------------------------------------------- -------------- ---------------

Shareholders' loans are unsecured, accrued at 10% interest per annum and due on demand.

Interest is accrued and included in Shareholders' loan account. From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 13 Stockholders' equity

Common Stock

The Company has been authorized to issue, 500,000,000 shares of common stock with a par value of $0.0001. As of October 31, 2011 and April 30, 2011, the Company had 55,290,117 and 51,110,497 shares of its common stock issued and outstanding respectively. During the six months period ended October 31, 2010 4,179,620 common shares were issued by the Company for cash and services.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 10 shares have been designated as convertible Series `A' preferred stock ("Series A"). The Series `A' has a stated value $12,000 per share, each one share of Series `A' is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at anytime, is redeemable by the Company in whole or in part at anytime at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series `A' is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series `A' could be converted into 20 preferred shares were issued or outstanding at October 31, 2010.

In 2010, in satisfaction of a stock subscription payable incurred in May 01, 2007, the Company issued 20 shares of its Series `A' preferred stock to two of its executive officers, Messrs. Madhava Rao Mankal, CFO of the Company and Daniel Medina, President of the Company. Mr. Mankal and Mr. Medina each received 10 shares of Series `A' preferred stock, which was valued at $240,000 in total.

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

The Company accounted for the acquisition of 100% equity of Modena Sport Designs, LLC using the purchase method. The purchase price to acquire Modena Sport Designs, LLC (fixed assets, molds, and license agreements) was 11,000,000 shares of the Company's common stock and $1,000,000 in cash payments, of which $800,000 is contingent on boat sales at the rate of 10% of price of each boat sale and $200,000 was due within two to three months upon signing of the agreement.

The 11,000,000 shares of Company's common stock was valued at $0.06, which was the fair value of the Company's common stock traded on the Over-the-counter-bulletin-board (OTCBB) market. Share certificates for
11,000,000 shares were issued on June 1, 2009 and accounted in Medina international Holdings, Inc.'s books for the year ended April 30, 2009.

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

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. These licenses agreements typically provide for small periodic renewal payments, along with royalty fee payments based on a percentage (generally 1.5% - 2%) of related gross sales.

NOTE 16 Subsequent Events

None

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-Q contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc., "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

In June of 2011, we acquired 51% of Wintec Protective Systems, Inc. and in June 18, 2008 we acquired Harbor Guard Boats, Inc. as our wholly owned subsidiary. Our management has recognized that our businesses is changing, and in response, we are attempting to rebalance our workforce and manufacturing capacity. We may incur costs as a result of our efforts to meet these restructuring needs.

In addition, our Company's accounting and financial systems need to be substantially improved in order to accommodate our current and projected production levels. We may incur costs as a result of our efforts to improve the accounting and financial systems.

Strategy

Our business strategy is to deliver quality products and services to aid organizations dedicated to protect its people and property. Our intent is to not only manufacture high quality watercrafts, but also to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

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

For the Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

The  Company  recognized  $139,681  in revenues  during the three  months  ended
October 31, 2011 as compared to $418,791 for the three months period ended October 31, 2010, resulting a decrease in sales during the quarter of $279,110. We sold one boat for the three months ended October 31, 2010 compared to two during the three months ended October 31, 2010.

Our cost of goods sold for the three months ended October 31, 2011 was $112,608 compared to $238,081 during the three months ended October 31, 2010. The decrease in cost of goods sold of $125,473 or 52.70% was a result of decrease in corresponding sales activities.

During the three months ended October 31, 2011, we incurred general and administrative expenses of $449,506 compared to $125,409 during the three months ended October 31, 2010. The increase in general and administrative expenses for the three months period ended October 31, 2011 of $324,097 or 258.43% was mainly due to the development expenditure of Wintec Protective Systems, Inc. and Professional & Legal expenses.

During the three months ended October 31, 2011, the Company incurred selling and marketing expenses of $23,447 compared to $37,169 during the three months ended October 31, 2010. The decrease of $13,722 or %36.91 in selling expenses was primarily due to the decrease in selling commission of $14,922.

Interest expense increased by $29,082 or 150.22% for the three month period ended October 31, 2011. The Company incurred $48,441 for the three month period ended October 31, 2011 compared to $19,359 for the three month period ended October 31, 2010. Increasing in interest is mainly due to additional borrowing.

During the three months ended October 31, 2011, the Company recognized a net loss of $494,321 compared to $1,227 during the three months ended October 31, 2010. Increase in net loss of $493,094 was a result of increase in administration expenses.

For the Six Months Ended October 31, 2011 Compared to the Six Months Ended October 31, 2010

The Company recognized $440,343 in revenue during the six months period ended October 31, 2011 as compared to $907,051 for the six months period ended October 31, 2010 resulting decrease in sales during the six months ended by $466,708. We sold three boats for the six months ended October 31, 2011 compared to five during the six months ended October 31, 2010.

Our cost of goods sold for the six months ended October 31, 2011 was $293,404 compared to $580,964 during the six months ended October 31, 2010. The decrease in cost of goods sold of $287,560 or 49.49% was a result due to decrease in corresponding sales activities.

During the six months ended October 31, 2011, we incurred general and administrative expenses of $724,091 compared to $240,156 during the six months ended October 31, 2010. The increase in general and administrative expenses for the six months period ended October 31, 2011 of $483,934 or 201.50% was mainly due to mainly due to the development expenditure of Wintec Protective Systems, Inc. and Professional & Legal expenses.

During the six months ended October 31, 2011, the Company incurred selling and marketing expenses of $49,645 compared to $90,300 during the six months ended October 31, 2010. The decrease of $40,655 or 45.02% was primarily due to the sales commission of $35,988, freight charges of $452 and marketing expenses of $3,045.

Interest expense increased by $71,088 or 242.07% for the six month period ended October 31, 2011. The Company incurred $100,454 for the six month period ended October 31, 2011 compared to $29,366 for the six month period ended October 31, 2010. Increases in interest expense is mainly due to additional borrowing.

During the six months ended October 31, 2011, the Company recognized a net loss of $946,851 compared to $33,736 during the six months ended October 31, 2010. Increase in net loss of $913,115 or 2,706.64% was a result of the $483,934 increase in administration expenses and cost of acquisition of Wintec Protective Systems, Inc. $219,600.

Liquidity and Capital Resources

As of October 31, 2011, the Company had $65,744 cash on hand, an inventory of $32,435 and net property and equipment of $427,554. The Company's total current liabilities were $3,325,734 as of October 31, 2011, which was represented mainly accounts payable of $963,854, accrued liabilities of $345,323, deposits from customers of $316,151, short-term debt of $209,882, notes payable of $219,032 and short-term borrowings from shareholders totaling $438,012. In addition, note payable incurred as a result of acquisition amounting to $833,480 are included in the current liabilities. At October 30, 2011, the Company's current liabilities exceeded current assets by $3,206,828.

The Company used $140,208 in operating activities for the six months period ended October 31, 2011 compared to usage of $38,469 for six month period ended October 31, 2010.

The Company used $65,533 in investing activities for the six months period ended October 31, 2011 compared to 17,725 for six month period ended October 31, 2010.

During the six months period ended October 31, 2011, the Company provided $254,132 in financing activities includes loan in the amount of $95,000 from unrelated party, proceeds from sale of restricted stock for $150,000 and $20,192 from short-term borrowings from shareholder. The Company made payments includes $4,682 towards the lines of credits and credit cards and $1,378 towards notes payable related parties held by the Company.. During the six months period ended October 31, 2010, the Company made payments towards short-term borrowings from related parties, lines of credit and credit cards and notes payables in the amount of $35,213, $6,163, and $29,000, respectively.

The Company has an accumulated deficit, as of October 31, 2011, of $6,827,435 compared to $6,009,376 as of April 30, 2011. The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 are due and maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction.

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

As of October 31, 2011, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2011, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2011, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities as amended.

As of October 31, 2011, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2011 and April 30, 2011, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividend on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. For the year ended April 30, 2011, there was substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $3,206,828 no significant cash, minimal other assets, and no capital commitments.

ITEM 3.QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES -

During the period of May 1, 2011 through October 31, 2011, the Company issued 3,000,000 common shares at $.08 per share of its common stock to Wintec Protective Systems, Inc. for the value of $240,000 in exchange for 51% of the equity of Wintec Protective Systems. The Company also issued 100,000 common shares at $0.08 to two Independent Directors toward fees, 50,000 common shares at $0.10 per share for the value of $5,000 as legal consulting to patent attorney, 1,000,000 common shares in lieu of cash in the amount of $150,000 at price of $0.15 per share and 29,620 common shares towards settlement of interest on loan amounting to $2,962.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

     Exhibit 32.2  Certification  of  Principal  Financial  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act

        101.INS       XBRL Instance Document (1)

        101.SCH       XBRL Taxonomy Extension Schema Document (1)

        101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document (1)

        101.DEF       XBRL Taxonomy Extension Definition Linkbase Document (1)

        101.LAB       XBRL Taxonomy Extension Label Linkbase Document (1)

        101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document (1)
        -----------------
        (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

                                            MEDINA INTERNATIONAL HOLDINGS, INC.
                                                      (Registrant)

Dated: December __, 2011                             By: /s/ Daniel Medina
                                             -----------------------------------
                                                             Daniel Medina,
                                                             President

Dated: December __, 2011                             By: /s/ Madhava Rao Mankal
                                             -----------------------------------
                                                             Madhava Rao Mankal,
                                                             Chief Financial
                                                             Officer