Form 10-Q
period 2012-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2012-03-19
CIK 1093248

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

                For the quarterly period ended January 31, 2012

                                  or

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

As of January 31, 2012, there were 57,890,117 shares of the registrant's common stock issued and outstanding.











                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      Page
                                                                              ----
Consolidated Balance Sheets - January 31, 2012 and April 30, 2011              F-1

Consolidated Statement of Operations -
   Three months and nine months ended January 31, 2012 and 2011                F-2

Statement of Changes in Stockholders' Equity (Deficit)                         F-3 & 4

Statement of Cash Flows -
   Nine months ended January 31, 2012 and 2011                                 F-5

Notes to Consolidated Financial Statements                                     F-6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      1

Item 3. Quantitative and Qualitative Disclosures
About Market Risk - Not Applicable                                             7

Item 4. Controls and Procedures                                                7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                      8

Item 1A. Risk Factors       - Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            9

Item 3. Defaults Upon Senior Securities                                        9

Item 4.  Mine and Safety Disclosure                                            9

Item 5. Other Information                                                      9

Item 6. Exhibits                                                              10

SIGNATURES                                                                    11


Item 1. Financial Statements (Unaudited)



                           MEDINA INTERNATIONAL HOLDINGS, INC.
                                     AND SUBSIDIARIES
                               Consolidated Balance Sheets



                                                                                            January 31,    April 30,
                                                                                               2012          2011
                                                                                            (Unaudited)    (Audited)

                                          ASSETS
Current Assets:
 Cash                                                                                            $ 3,670     $ 17,353
 Receivables                                                                                         569        5,890
 Inventory                                                                                        85,952       99,640
                                                                                           -------------- ------------
  Total current assets                                                                            90,191      122,883
                                                                                           -------------- ------------
Property & Equipment                                                                             737,097      848,213
Accumulated depreciation                                                                        (447,919)    (422,272)
                                                                                           -------------- ------------
  Total property & equipment                                                                     289,178      425,941
                                                                                           -------------- ------------
Other assets
  Prepaid Expenses                                                                                 7,783       31,461

                                                                                           -------------- ------------
TOTAL ASSETS                                                                                   $ 387,152    $ 580,285
                                                                                           ============== ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                                              $ 900,624    $ 759,866
 Accrued liabilities                                                                             375,431      295,994
 Short term debt                                                                                 218,716      214,564
 Customer Deposit                                                                                316,151      238,495
 Stock subscription payable                                                                       41,500        2,962
 Notes payable                                                                                   158,333            0
 Related party payable                                                                            57,398      895,557
 Related Parties - short-term borrowings from shareholders                                       475,595      417,820
                                                                                           -------------- ------------
Total current liabilities                                                                      2,543,748    2,825,258
                                                                                           -------------- ------------
Stockholders' equity (deficit):
Preferred stock, Series 'A' , $.01 par value, 50 shares
authorized, 20 issued and outstanding as on January 31, 2012
 and April 30, 2011                                                                              240,000      240,000
Common stock, $0.0001 par value, 500,000,000 shares
 authorized, 57,890,117 and 51,110,497 shares issued and
 outstanding on January 31, 2012 and April 30, 2011                                                5,789        5,111
Additional paid-in capital                                                                     5,006,904    3,519,292
Accumulated deficit                                                                           (7,173,666)  (6,009,376)
                                                                                           -------------- ------------
Total Medina International Holdings, Inc. stockholders' equity (deficit)                      (1,920,973)  (2,244,973)
                                                                                           -------------- ------------
Noncontrolling Interest                                                                         (235,623)           0
                                                                                           -------------- ------------
Total stockholders' equity (deficit)                                                          (2,156,596)  (2,244,973)
                                                                                           -------------- ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                           $ 387,152    $ 580,285
                                                                                           ============== ============

    The accompanying notes are an integral part of these financial statements
                                           F-1




                      MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statement of Operations
                                 (Unaudited)



                                                       For the Three Months Ended January 31,  For the Nine Months Ended January 31,
                                                                    2012                2011                 2012             2011
                                                                    ----                ----                 ----             ----

Sales, net                                                           9,576           $ 251,716           $ 449,919     $ 1,158,766
Cost of Goods Sold                                                  35,436             199,649             328,841         780,613
                                                       ----------------------------------------  ----------------------------------
    Gross Profit (Loss)                                            (25,860)             52,067             121,078         378,153
                                                       ----------------------------------------  ----------------------------------
General and administrative expenses                                408,813             179,927           1,126,004         420,083
Selling and marketing expenses                                      31,487              20,255              88,032         110,556
Cost of acquisition fopr 51% of Wintec
 Protective Systems, Inc.                                                -                   -             219,600               -
                                                       ----------------------------------------  ----------------------------------
    Income (Loss)  from operations                                (466,160)           (148,115)         (1,312,558)       (152,486)
                                                       ----------------------------------------  ----------------------------------
Other income                                                        17,164              32,046              17,164          32,046
Interest expense                                                   (23,665)            (23,701)           (124,119)        (53,067)
                                                       ----------------------------------------  ----------------------------------
    Net other loss                                                  (6,501)              8,345            (106,955)        (21,021)
                                                       ----------------------------------------  ----------------------------------
Loss before income tax (expense) benefit                          (472,661)           (139,770)         (1,419,513)       (173,507)
Income tax (expense) benefit                                             -                   -                   -               -

                                                       ----------------------------------------  ----------------------------------
Net Income (Loss)                                                $(472,661     $    (139,770) $     (1,419,513) $       (173,507)
Less Net (income) loss attributable to
 noncontrolling interest                                         $ 126,430     $           -  $        255,223             $ -
                                                       ----------------------------------------  ----------------------------------
Less Net (income) loss attributable to
 Medina International Holdings, Inc.                             $(346,231     $    (139,770) $     (1,164,290) $       (173,507)
                                                       ========================================  ==================================
Net loss per share (Medina International
 Holdings, Inc.):
    Basic                                                          $ (0.01)          $ (0.00)          $ (0.03)        $   (0.00)
                                                       ----------------------------------------  ----------------------------------
    Diluted                                                        $ (0.01)          $ (0.00)          $ (0.03)        $   (0.00)
                                                       ========================================  ==================================
Weighted average number of shares outstanding:
    Basic                                                       53,723,597        51,006,747        53,723,597        51,006,747
                                                       ----------------------------------------  ----------------------------------
    Diluted                                                     55,818,598        51,006,747        55,818,598        51,006,747
                                                       ----------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements.
                                     F-2





              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)




                                                                                 Additional    Common
                                     Common Stock           Preferred Stock       Paid-In      Stock    Subscription Accumulate
                                   Shares       Amount     Shares     Amount      Capital    Subscribed Receivable     Deficit
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2008           35,560,091    $ 3,556          -         $ -  $ 2,419,032   $ 10,000    $ (3,000)  $ (2,929,850)
Net loss                                                                                                                (1,768,434)
                               -----------------------------------------------------------------------------------------------------

Balance - April 30, 2009           35,560,091    $ 3,556          -         $ -  $ 2,419,032   $ 10,000    $ (3,000)  $ (4,698,284)

Stock issued for subscription
  payable                                                        20     240,000
Stock issued to Directors              50,000          5                               3,157
Stock issued for subscription
  payable                          11,091,250      1,109                             661,629
Stock issued for accrued
  liabilities                       4,135,000        413                             413,087
Shares issued for services             70,406          7                               7,033
Stock subscription receivable         100,000         10                               9,990    (10,000)      3,000         (3,000)
Net loss                                                                                                                  (742,070)
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2010           51,006,747      5,100         20     240,000    3,513,928          -           -     (5,443,354)

Stock issued to Directors              93,750         10                               4,365
Shares issued for services             10,000          1                                 999
Net loss                                                                                                                  (566,022)
                               -----------------------------------------------------------------------------------------------------
Balance - April 30, 2011           51,110,497      5,111         20     240,000    3,519,292        $ -         $ -   $ (6,009,376)

Stock issued for 51%
  acquisition                       3,000,000        300                             239,700
Cash                                1,000,000        100                             149,900
Loan Interest                          29,620          3                               2,959
Directors fees                        100,000         10                               7,990
Consultant                             50,000          5                               4,995
Consultant                            100,000         10                               4,990
Settlement adjustment                                                                972,828
Asher Capital                       2,500,000        250                               4,250
Paul John                                                                            100,000
Net loss                                                                                                              $ (1,164,290)
                               -----------------------------------------------------------------------------------------------------

Balance - January  31, 2012      $ 57,890,117    $ 5,789       $ 20   $ 240,000  $ 5,006,904        $ -         $ -   $ (7,173,666)
                               =====================================================================================================

   The accompanying notes are an integral part of these financial statements.
                                       F-3



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

(continued)




                                      Stockholders'
                                        Equity -
                                        Medina
                                      International     Noncontrolling Interest
                                      Holdings, Inc.        Totals
                                   -----------------------------------



Balance - April 30, 2008                                   $ (500,262)
Net loss                                                   (1,768,434)
                                   -----------------------------------

Balance - April 30, 2009            $ (2,268,696)      $ - $ (2,268,696)

Stock issued for subscription
  payable                                240,000              240,000
Stock issued to Directors                  3,162                3,162
Stock issued for subscription
  payable                                662,738              662,738
Stock issued for accrued
  liabilities                            413,500              413,500
Shares issued for services                 7,040                7,040
Stock subscription receivable                  -                    -
Net loss                                (742,070)            (742,070)
                                   -----------------------------------
Balance - April 30, 2010              (1,684,326)          (1,684,326)
                                                                    -
Stock issued to Directors                  4,375                4,375
Shares issued for services                 1,000                1,000
Net loss                                (566,022)            (566,022)
                                   -----------------------------------
Balance - April 30, 2011            $ (2,244,973)          (2,244,973)
                                                                    -
Stock issued for 51%
  acquisition                            240,000  $ 19,600    259,600
Cash                                     150,000              150,000
Loan Interest                              2,962                2,962
Directors fees                             8,000                8,000
Consultant                                 5,000                5,000
Consultant                                 5,000                5,000
Settlement adjustment                    972,828              972,828
Asher Capital                              4,500                4,500
Paul John                                100,000              100,000
Net loss                              (1,164,290)$ (255,223(1,419,513)
                                   -----------------------------------

Balance - January  31, 2012         $ (1,920,973)$ (235,623$ (2,156,596)
                                   ===================================

  The accompanying notes are an integral part of these financial statements.



                MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows
                             (Unaudited)


                                                                           Nine Months Ended
                                                                       January 31,
                                                                           2012          2011
                                                                      -----------------------------
Cash flows from operating activities:
     Net loss                                                            $(1,419,513)   $ (173,507)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Common stock expenses                                                    -         3,375
          Depreciation expenses                                               25,647       118,307
          Stock issued for acquiring 51% of Wintec                           259,600             -
          Gain on Settlement of accounts payable                             295,449       (32,046)
          Interest on Convertible Notes                                       63,333             -
          Settlement adjustment
          Stock issued for services                                           16,500             -
     Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                           5,321        59,358
          (Increase) decrease in other receivable                                              465
          (Increase) decrease in inventory                                    13,688       (71,311)
          Increase (decrease) in accounts payable
               and accrued liabilities                                       220,195       152,901
          Increase (decrease) in customer deposits                            77,656       (78,665)
          (Increase) decrease in prepaid expenses                             23,678           500
                                                                      -----------------------------
            Total adjustments                                              1,001,067       152,884
                                                                      -----------------------------
          Net cash (used) received in operating activities                  (418,446)      (20,623)
                                                                      -----------------------------
Cash flows from investing activities:
     Purchase of property and equipment                                      (90,799)      (18,181)
                                                                      -----------------------------
          Net cash used in investing activities                              (90,799)      (18,181)
                                                                      -----------------------------
Cash flows from financing activities:
     Proceeds (payments) from notes payables - related party                  (4,705)      (73,574)
     Proceeds (Payments) from note payable                                   102,500        89,126
     Proceeds (Payments) from lines of credit & credit cards                  89,992       (96,915)
     Proceeds (Payments) from short-term borrowings Shareholders              57,775        12,980
     Proceeds from sale of stock                                             250,000             -
                                                                      -----------------------------
          Net cash provided (used) by financing activities                   495,562       (68,383)
                                                                      -----------------------------
Net increase (decrease) in cash and cash equivalents                         (13,683)     (107,187)

Cash and cash equivalents - beginning of period                               17,353       107,223
Cash and cash equivalents - end of period                                    $ 3,670          $ 36
                                                                      =============================
Supplemental disclosure of cash flow information:
     Interest Paid                                                           $ 5,212       $ 9,120
                                                                      =============================
     Taxes paid                                                                  $ -           $ -
                                                                      =============================

The accompanying notes are an integral part of these financial statements

                                      F-5



              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                   For the nine months ended January 31, 2012
                                   (Unaudited)

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2012, the Company's current liabilities exceeded its current assets by $2,453,557. Also, the Company's operations generated $449,919 revenue during the current period ended and the Company's accumulated deficit is $7,173,666.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2012 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At January 31, 2012 and April 30, 2011, the Company had no balance in its allowance for doubtful accounts.


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

NOTE 3 Inventory

As of January 31, 2012 and April 30, 2011, inventory consisted of the following:


- ------------------------------------------------------- --------------- --------------
                         Item                             January 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2012            2011
                                                             ----            ----
Raw materials and supplies                                  $ 1,961            $ 5,465
Work in progress                                             83,991             94,175
                                                          --------------  --------------
Total Inventory                                            $ 85,952            $99,640
- ------------------------------------------------------- --------------  --------------

NOTE 4 Property and equipment

As of January 31, 2012 and April 30, 2011, Property and equipment consisted of the following:


- ------------------------------------------------------- --------------- --------------
                Property and Equipment                    January 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2012           2011
                                                             ----           ----
Machinery and equipment; including molds & tools           $653,280     $828,441
Computers                                                    13,535       13,535
Furniture and fixtures                                        3,237        2,537
Office equipments                                             3,545        3,200
Fire extinguisher                                               500          500
Intangible assets                                            63,000            0
                                                           --------     ---------
 Total property and equipment                               737,097      848,213
Less: Accumulated Depreciation                              447,919     (422,272)
                                                          ----------    ---------
Total property and equipment                               $289,178    $ 425,941
- ----------------------------------------------------    ----------    ---------


The Company has spent $63,000 on 30' and 37' Designs and $23,111 in developing a 20' mold during the nine months period ended January 31, 2012. Company has applied for the Trade Mark of the following names HARBOR GUARD BOATS, FIREHAWK, HARBOR GUARD BOATS logo, INTERCEPTOR, DEFENDER, PATROLCAT.

NOTE 5 Prepaid expenses

As of January 31, 2012 and April 30, 2011, prepaid expenses included operating expenses and vendor deposit in the amount of $7,783 and $31,461 respectively.

NOTE 6 Accrued liabilities

As of January 31, 2012 and April 30, 2011, accrued liabilities consisted of the following:


--------------------------------------------------- --------------- --------------
            Accrued Liabilities                      January 31      April 30,
--------------------------------------------------- --------------- --------------
                                                         2012           2011
                                                         -------        -------
Interest- related party                                  13,000          10,000
Interest - notes payable                                    --              683
Payroll and taxes                                       349,359         256,490
Warranty liabilities                                     13,072          28,821
                                                    --------------  --------------
Total accrued liabilities                             $ 375,431     $   295,994
--------------------------------------------------- --------------  --------------

NOTE 7 Short-term debt

As of January 31, 2012 and April 30, 2011, short term debt consisted of the following:


- --------------------------------------------------------- -------------------------------
                    Short-term debt                         January 31         April 30,
- --------------------------------------------------------- -------------------------------
                                                              2012              2011
                                                              ----              ----

Line of credit - Financial Institution                    $ 94,932            $ 94,932
Credit card                                                123,784             119,632
                                                           --------            -------
Total                                                     $218,716            $214,564
------------------------------------------------------  -------------   ---------------

As of January 31, 2012 the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75%. The outstanding balance as of January 31, 2012 was $94,932.

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

NOTE 9 Customer deposit

As of January 31, 2012 and April 30, 2011, customer deposit consisted of the following:


 ------------------------------------------------------- --------------- --------------
                  Customer Deposits                       January 31      April 30,
 ------------------------------------------------------- --------------- --------------
                                                             2012           2011
                                                             ----           ----
Deposit for commercial boats                             $295,651       $ 217,995
Deposit for recreational boats                             20,500          20,500
                                                        -------------- --------------
Total customer deposits                                  $316,151       $ 238,495
 -----------------------------------------------------  -------------- --------------

NOTE 10 Notes payable

As of January 31, 2012 and April 30, 2011, notes payable consisted of the following:

- ------------------------------------------------------- --------------- --------------
                    Notes Payable                          January 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2012           2011
                                                             ----           ----
Notes payable - other                                     158,333            0,000
                                                          -----------    -------------
Total notes payable                                       $158,333          $ 0.000
- ------------------------------------------------------- ------------   -------------

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 are due and maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction. Asher Capital has converted $4,500 dollars of loan to 2,500,000 common shares as per the agreement. Balance of loan is $48,000 plus interest.

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

NOTE 11 Notes payable - related party

As of January 31, 2012 and April 30, 2011, notes payable related party consisted of the following:


                    Notes Payable                          January 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2012           2011
                                                             ----           ----
Notes payable - related party                              $57,398          $ 62,077

                                                          -----------    -------------
Total notes payable                                       $219,032          $ 62,077
- ------------------------------------------------------- ------------   -------------

As of January 31, 2012, the Company had an unsecured note payable to Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears interest at 8% per annum. As of January 31, 2012, accrued Interest on this note was $12,000.

As of January 31, 2012, the Company had an unsecured note payable to Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $7,398, which bears interest at 8% per annum. As of January 31, 2012, accrued Interest on this note was 0.

NOTE 12 Related Party Transactions

None

NOTE 13 Shareholders' loans

As of January 31, 2012 and April 30, 2011, shareholders' loans consisted of the following:

- ------------------------------------------------------- --------------- --------------
                 Shareholders' Loans                      January 31      April 30,
- ------------------------------------------------------- --------------- --------------
                                                             2012           2011
                                                             ----           ----
Daniel Medina, President                                  $ 222,891       $ 163,924
Madhava Rao Mankal, Chief Financial Officer                 252,702         253,896
                                                        --------------- --------------
Total Shareholders' Loans                                 $ 475,593       $ 417,820
- ------------------------------------------------------- -------------- ---------------

Shareholders' loans are unsecured, accrued at 10% interest per annum and due on demand.

Interest is accrued and included in Shareholders' loan account. From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 14 Stockholders' equity

Common Stock

The Company has been authorized to issue, 500,000,000 shares of common stock with a par value of $0.0001. As of January 31, 2012 and April 30, 2011, the Company had 57,890,117 and 51,110,497 shares of its common stock issued and outstanding respectively. During the nine months period ended January 31, 2012, 3,779,620 common shares were issued by the Company for cash and services.

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

NOTE 15 Acquisition

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

As part of the Contribution and Exchange Agreement, the Company has agreed to register the 3,000,000 shares issued with the Securities and Exchange Commission ("SEC") for resale by WinTec. If any of the following occur:

(i) the  Registration  Statement is not filed on or before the  Required  Filing
Date,

(ii) the Registration Statement is not declared effective on or before the Required Effective Date, or

(iii)the Registration Statement is declared effective but cease to be effective for a period of time which shall exceed three hundred and ninety five (365) days in the aggregate per year (defined as a period of 365 days commencing on the date the Registration Statement is declared effective)then the Company will be required to pay WinTec an amount equal to one-half percent (0.5%) of the fair market value of the 3,000,000 shares of the Company's common stock on the first business day after the non-registration event and for each subsequent thirty
(30) day period (pro rata for any period less than thirty (30) days) which are subject to such Non-Registration Event.

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

The Loan Agreement provides for the funds to be delivered to WinTec, as set forth below:

- Fifty Thousand Dollars ($50,000) upon execution of the loan documentation, and

- Four Hundred Fifty Thousand ($450,000) amended to $187,658 on October 24, 2011 and 90 days after the execution of the loan documentation

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


NOTE 16 Commitments

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

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. These licenses agreements starting from January 1, 2012 provide for $1,500 royalty fee payments on every boat sales.

NOTE 17 Subsequent Events

Entry Into Settlement Agreement

On February 10, 2012, Medina International Holdings, Inc. ("the Company"), its subsidiaries, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties"). The Settlement Agreement is connection with the lawsuit filed by Mr. Mardikian, as discussed below.

On December 28, 2010, Albert Mardikian and MGS Grand Sport, Inc., filed a Complaint for breach of contract; money lent; account stated; accounting; declaratory relief; fraud and deceit; breach of fiduciary duty; conversion; and involuntary dissolution in Superior Court of the State of California, County of Orange against Medina International Holdings, Inc.; Modena Sports Design, LLC; Harbor Guard Boats, Inc.; Madhava Rao Mankal; and Danny Medina.

Mr. Mardikian and MGS Grand Sport, Inc. were seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company. Mr. Mardikian was a Director and significant shareholder of the Company.

The Settlement Agreement provides that the Mardikian Parties shall grant the Company's subsidiary, Harbor Guard Boats, Inc. a License to make, have made, develop, sell, promote, distribute and market commercial and governmental boats utilizing U.S. Patent Nos. 6,620,003, 6,343,964 and 7,004,101. Such License will have a 5 year term from the effective date of the Settlement Agreement. The License will provide for a royalty payment of $1,500 per boat during the term of the License.

The Settlement further provides, that all molds, inventory, tools, machinery, parts, drawings, manuals and other materials acquired from the Mardikian parties remain the property of the Company and that any trademarks will remain the property of Harbor Guard Boats, Inc.

The Settlement Agreement provides for a the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year. If 4 or less boats are manufactured the Company does not have to pay the contingency payment. If 5 or more boats are manufactured, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement.

Further, the Settlement Agreement provides for the Company and Harbor Guard Boats to pay off a credit line that Mr. Mardikian is a signatory totaling $94,932 and the payments are to be made as set forth in the Settlement Agreement.

Pursuant to the Settlement Agreement, once the contingency payments made by the Company and Harbor Guard Boats total $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties.
On March 13, 2012, all the parties to the litigation filed a request to dismiss the litigation in its entirety. The Registrant anticipates that the request will be granted in the near future.

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

For the Three Months Ended January 31, 2012 Compared to the Three Months Ended January 31, 2011

The Company recognized $9,576 in revenues during the three months ended January 31, 2012 as compared to $251,716 for the three months period ended January 31, 2011, resulting a decrease in sales during the quarter of $242,140. We did not sell any boat for the three months ended January 31, 2012 compared to two during the three months ended January 31, 2011.

Our cost of goods sold for the three months ended January 31, 2012 was $35,436 compared to $199,649 during the three months ended January 31, 2011. The decrease in cost of goods sold of $164,213 or 82.25% was a result of decrease in corresponding sales activities.

During the three months ended January 31, 2012, we incurred general and administrative expenses of $408,813 compared to $179,927 during the three months ended January 31, 2011. The increase in general and administrative expenses for the three months period ended January 31, 2012 of $228,886 or 127.21% was mainly due to the development expenditure of Wintec Protective Systems, Inc. and Professional & Legal expenses.

During the three months ended January 31, 2012, the Company incurred selling and marketing expenses of $31,487 compared to $20,255 during the three months ended January 31, 2011. The increase of $11,232 or %55.45% in selling expenses was primarily due to the increase in selling expenses of Wintec Protective Systems, Inc..

Interest expense decreased by $36 or 0.15% for the three month period ended January 31, 2012. The Company incurred $23,665 for the three month period ended January 31, 2012 compared to $23,701 for the three month period ended January 31, 2011.

During the three months ended January 31, 2012, the Company recognized a net loss of $472,661 compared to $139,770 during the three months ended January 31, 2011. Increase in net loss of $332,891 was a result of increase in Professional, Legal and Wintec Protective Systems, Inc.

For the Nine Months Ended January 31, 2012 Compared to the Nine Months Ended January 31, 2011

The Company recognized $449,919 in revenue during the nine months period ended January 31, 2012 as compared to $1,158,766 for the nine months period ended January 31, 2011 resulting decrease in sales during the nine months ended by $708,847. We sold three boats for the nine months ended January 31, 2012 compared to seven during the nine months ended January 31, 2011.

Our cost of goods sold for the nine months ended January 31, 2012 was $328,841 compared to $780,613 during the nine months ended January 31, 2011. The decrease in cost of goods sold of $451,772 or 57.87% was a result due to decrease in corresponding sales activities.

During the nine months ended January 31, 2012, we incurred general and administrative expenses of $1,126,004 compared to $420,083 during the nine months ended January 31, 2011. The increase in general and administrative expenses for the nine months period ended January 31, 2012 of $705,921 or 168.04% was mainly due to the development expenditure of Wintec Protective Systems, Inc. and Professional & Legal expenses.

During the nine months ended January 31, 2012, the Company incurred selling and marketing expenses of $88,032 compared to $110,556 during the nine months ended January 31, 2011. The decrease of $22,524 or 20.37% was primarily due to the sales commission of $48,249.

Interest expense increased by $71,052 or 133.89% for the nine month period ended January 31, 2012. The Company incurred $124,119 for the nine month period ended January 31, 2012 compared to $53,067 for the nine month period ended January 31, 2011. Increases in interest expense is mainly due to additional borrowing.

During the nine months ended January 31, 2012, the Company recognized a net loss of $1,419,513 compared to $173,507 during the nine months ended January 31, 2011. Increase in net loss of $1,246,006 or 718.13% was a result of the $225,280 increase in legal fees, rent expenses by $29,763, salary by $240,433 and cost of acquisition of Wintec Protective Systems, Inc. $219,600.

Liquidity and Capital Resources

As of January 31, 2012, the Company had $3,670 cash on hand, an inventory of $85,952 and net property and equipment of $289,178. The Company's total current liabilities were $2,543,748 as of January 31, 2012, which was represented mainly accounts payable of $900,624, accrued liabilities of $375,431, deposits from customers of $316,151, short-term debt of $218,716, notes payable of $158,333, notes payable related party $57,398 and short-term borrowings from shareholders totaling $475,595. At January 30, 2012, the Company's current liabilities exceeded current assets by $2,453,557.

The Company used $418,446 in operating activities for the nine months period ended January 31, 2012 compared to usage of $20,623 for nine month period ended January 31, 2011.

The Company used $90,799 in investing activities for the nine months period ended January 31, 2012 compared to $18,181 for nine month period ended January 31, 2011.

During the nine months period ended January 31, 2012, the Company provided $495,562 in financing activities includes loan in the amount of $102,500 from unrelated party, proceeds from sale of restricted stock for $150,000, $100,000 from John Paul for Wintec Protective Systems, Inc.'s operations towards equity in Wintec Protective Systems, Inc., $57,775 from short-term borrowings from shareholder and borrowed on Shareholders credit card in the amount of $89,992. The Company made payment of $4,705 towards notes payable related parties held by the Company. During the nine months period ended January 31, 2011, the Company made payments towards short-term borrowings from related parties, lines of credit and credit cards in the amount of $73,574 and $96,915 respectively and borrowed from unrelated parties and shareholders in the amount of $89,126 and $12,980 respectively.

Company is presently working on Aluminum Landing Craft boat, 30' Aluminum boat, 26' Fiber Glass boat.

The Company has an accumulated deficit, as of January 31, 2012, of $7,173,666 compared to $6,009,376 as of April 30, 2011.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 are due and maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction. Asher Capital has converted $4,500 dollars of loan to 2,500,000 common shares as per the agreement. Balance of loan is $48,000 plus interest.

The convertible notes for $42,500 issued to Asher Enterprises, Inc. ("Asher") in August 1, 2011 are due and maturity date on the May 1, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $28,333 as interest expense loss on the above transaction.

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

As of January 31, 2012, we have committed to pay $1,500 as Royalty upon every boat sale and a Contingent liability up to an amount of $250,000 payable under conditions agreed upon.

As of January 31, 2012, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2012, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities as amended.

As of January 31, 2012, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2012 and April 30, 2011, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividend on its common stock and does not anticipate paying dividends for the foreseeable future.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. For the year ended April 30, 2011, there was substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,453,557 no significant cash, minimal other assets, and no capital commitments.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On December 28, 2010, Albert Mardikian and MGS Grand Sport, Inc., filed a Complaint for breach of contract; money lent; account stated; accounting; declaratory relief; fraud and deceit; breach of fiduciary duty; conversion; and involuntary dissolution in Superior Court of the State of California, County of Orange against Medina International Holdings, Inc.; Modena Sports Design, LLC; Harbor Guard Boats, Inc.; Madhava Rao Mankal; and Danny Medina.

Mr. Mardikian and MGS Grand Sport, Inc. were seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company. Mr. Mardikian was a Director and significant shareholder of the Company.

On February 10, 2012, Medina International Holdings, Inc. ("the Company"), its subsidiaries, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties"). The Settlement Agreement is connection with the lawsuit filed by Mr. Mardikian, as discussed below.


The Settlement Agreement provides that the Mardikian Parties shall grant the Company's subsidiary, Harbor Guard Boats, Inc. a License to make, have made, develop, sell, promote, distribute and market commercial and governmental boats utilizing U.S. Patent Nos. 6,620,003, 6,343,964 and 7,004,101. Such License will have a 5 year term from the effective date of the Settlement Agreement. The License will provide for a royalty payment of $1,500 per boat during the term of the License.

The Settlement further provides, that all molds, inventory, tools, machinery, parts, drawings, manuals and other materials acquired from the Mardikian parties remain the property of the Company and that any trademarks will remain the property of Harbor Guard Boats, Inc.

The Settlement Agreement provides for a the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year. If 4 or less boats are manufactured the Company does not have to pay the contingency payment. If 5 or more boats are manufactured, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement.

Further, the Settlement Agreement provides for the Company and Harbor Guard Boats to pay off a credit line that Mr. Mardikian is a signatory totaling $94,932 and the payments are to be made as set forth in the Settlement Agreement.

Pursuant to the Settlement Agreement, once the contingency payments made by the Company and Harbor Guard Boats total $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties.

On March 13, 2012, all the parties to the litigation filed a request to dismiss the litigation in its entirety. The Registrant anticipates that the request will be granted in the near future.

ITEM 2. CHANGES IN SECURITIES -

During the period of May 1, 2011 through January 31, 2012, the Company issued 3,000,000 common shares at $.08 per share of its common stock to Wintec Protective Systems, Inc. for the value of $240,000 in exchange for 51% of the equity of Wintec Protective Systems. Also issued 100,000 common shares at $0.08 to two Independent Directors toward fees for the value of $8,000, 50,000 common shares at $0.10 for the value of $5,000 as legal consulting to patent attorney, 1,000,000 common shares in lieu of cash in the amount of $150,000 at the price of $0.15 per share and 29,620 common shares towards settlement of interest on loan amounting to $2,962. Company has issued 2,500,000 common shares pursuant to the loan agreement with Asher Capital at the price of $0.0018 as per the loan agreement. Also we have issued 100,000 common shares to a consultant.

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

ITEM 4.  MINE AND SAFETY DISCLOSURE -

Not Applicable.

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

                                            MEDINA INTERNATIONAL HOLDINGS, INC.
                                                      (Registrant)

Dated: March 19, 2012                        By: /s/ Daniel Medina
                                             -----------------------------------
                                             Daniel Medina,
                                             President

Dated: March 19, 2012                        By: /s/ Madhava Rao Mankal
                                             -----------------------------------
                                              Madhava Rao Mankal,
                                              Chief Financial Officer
                                              (Principal Accounting Officer)
                                       11