Form 10-K
period 2012-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2012-08-14
CIK 1093248

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FOR THE FISCAL YEAR ENDED: APRIL 30, 2012.


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

Large accelerated filer     [    ]  Accelerated filer             [    ]

Non-accelerated filer       [    ]  Small reporting company       [X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $    419,397

There were 55,890,117 shares of the Registrant's common stock outstanding as of July 31, 2012. The aggregate market value of the 18,887,116 shares of common stock held by non-affiliates of the Registrant is approximately $188,871 based on the closing market price of $0.01 per share on April 30, 2012.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         2012 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


      ITEM                                      DESCRIPTION                                    PAGE
                                                   Part I

Item 1.           Description of Business                                                      1
   Item 1A.           Risk Factors                                                             5
   Item 1B.           Unresolved Staff Comments

Item 2.           Description of Property                                                     12

Item 3.           Legal Proceedings                                                           12

Item 4.           Mine Safety Disclosures                                                     13

                                              Part II
Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and      13
                  Issuer Purchases of Equity Securities

Item 6.           Selected Financial Data                                                     14

Item 7.           Management's Discussion and Analysis of Financial Condition and             14
                  Results of Operations
   Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.             20

Item 8.           Financial Statements and Supplementary Data                                 20

Item 9.           Changes in and Disagreements With Accountants on Accounting and             20
                  Financial Disclosure.
   Item 9A.           Controls and Procedures                                                 20
   Item9A(T)          Controls and Procedures                                                 21
   Item 9B.           Other Information                                                       21

                                              Part III

Item 10.          Directors, Executive Officers, Corporate Governance                         22

Item 11.          Executive Compensation                                                      24

Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters                                                 26

Item 13.          Certain Relationships and Related Transactions, and Director
                  Independence                                                                27

Item 14.          Principal Accounting Fees and Services                                      28

                                              Part IV

Item 15.          Index to Exhibits                                                           29
                  Signatures                                                                  30
----------------- ------------------------------------------------------------------------ ----------

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

Medina manufactures products and services to assist emergency and defense organizations and personnel. Our products are manufactured by the Company's wholly owned subsidiary Harbor Guard Boats, Inc. The Company's securities are traded on Over-the-Counter-Bulletin-Board (OTCBB) under the symbol, "MIHI."

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

Medina Marine, Inc. was formed in the State of California, on May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing watercrafts. Since inception, Medina Marine has sold three fiberglass watercrafts, two in the United States and one abroad. Presently it is not an operating company.

The Company acquired Harbor Guard Boats, Inc. (formerly called Modena Sports Design, LLC) a wholly owned subsidiary of the Company on June 18, 2008 and is incorporated in the State of California since 2003 to produce fire rescue, rescue and recreational boats. Harbor Guard Boats currently has nine (9) models of commercial and recreational watercrafts, ranging from 15' to 37' in length.

Harbor Guard Boats ("HGB") designs, manufactures, and markets high-performance, hand-laid fiberglass and aluminum commercial boats ranging from 15' to 37', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. These watercrafts combine innovative designs with power, safety, handling and stability to create superior products designed to protect and save lives.

The Company owns the rights to the following websites:
www.medinaih.com
www.harborguardboats.com

Agreements

Entry Into Settlement Agreement


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

On February 10, 2012, the Company, its subsidiaries, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties"). The Settlement Agreement provides:

     (1) that the Mardikian Parties shall grant the Company's subsidiary, Harbor Guard Boats, Inc. a License to make, have made, develop, sell, promote, distribute and market commercial and governmental boats utilizing U.S. Patent Nos. 6,620,003, 6,343,964 and 7,004,101. Such
          License will have a 5 year term from the effective date of the Settlement Agreement. The License will provide for a royalty payment of $1,500 per boat during the term of the License.

     (2) that all molds, inventory, tools, machinery, parts, drawings, manuals and other materials acquired from the Mardikian parties remain the property of the Company and that any trademarks will remain the property of Harbor Guard Boats, Inc.

     (3) the Company and Harbor Guard Boats pay the Mardikian Parties up to $250,000 starting January 1, 2012 as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year. If 4 or less boats are manufactured, the Company does not have to pay the contingency payment. If 5 or more boats are manufactured, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement.

     (4) once the contingency payments made by the Company and Harbor Guard Boats total $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties.

On March 13, 2012, all the parties to the litigation filed a request to dismiss the litigation in its entirety.

Agreement with Wintec Protective Systems, Inc.

On June 28, 2011, the Company entered into a Contribution and Exchange Agreement with WinTec Protective Systems, Inc. ("WinTec.") As part of the Contribution and Exchange Agreement, the Company agreed to issue 3,000,000 shares of its restricted common stock in exchange for 20,400,000 shares of the common stock of WinTec. As a result of such exchange, the Company holds 51% of the issued and outstanding common stock of WinTec, making WinTec a subsidiary of the Company. In addition, the Company agreed to register the 3,000,000 shares of its common stock on behalf of WinTec with the Securities and Exchange Commission ("SEC").

WinTec Protective Systems, Inc. formed Security Glass Solution, Inc. ("Security Glass"), a wholly-owned subsidiary, in the State of Texas on July 27, 2011. Wintec's Operations are located in Houston, Texas. Wintec has developed various products such as Cor-Tain, Hydro-Tain, and Blast Block. The Company had first right to use Cor-Tain, anti-corrosion material for small marine crafts.

On March 28, 2012, ROK Global, PLC ("ROK") entered into a Settlement Agreement and Mutual Release ("the WinTec Settlement Agreement") with the Company, WinTec, Mr. Daniel Medina, and Mr. Madhava Rao Mankal. The Settlement Agreement provides for the agreements entered into in 2011 be terminated and cancelled, effective immediately. All parties agree to the termination of the agreements without remedy and resolve each party of any claims or liabilities arising out of such agreements. As a result of the termination, Wintec is no longer a subsidiary of the Company.

Additional terms of the Settlement Agreement are:

     - Wintec to pay to the Company $237,718 within two years of the date of the Settlement Agreement;

     - Wintec arranged for the transfer of the 3,000,000 shares of the Company's common stock issued in 2011 to a nominee to be designated by the Company in exchange for $1; and

     - The Company will transfer back to Wintec the 20,400,000 shares of Wintec in exchange for $1.


Product Description

We manufacture commercial and recreational watercrafts under our wholly owned subsidiary Harbor Guard Boats, Inc. Our commercial products are utilized by fire, search & rescue, patrol, emergency, military and defense departments, while the recreational products are targeted towards leisure and sports inclined individuals.


Our Company's products combine power, safety, handling and stability in rough water along with high-speed performance. Boats already in use are getting international praise and recognition for the powerful rescue tool they have become to America's municipalities.


         Commercial Boats - The Company currently has seven (7) commercial watercraft models, ranging from 15' to 37' in length.


                                       Fire
             Watercraft                 Rescue        Rescue           Aluminum        Fiber Glass
-------------------------------------- --------- ----------------- ----------------- -----------------
15' Interceptor                                         X                                   X

20' Interceptor                           X             X                                   X

21' Firecat                               X             X                                   X

24' Firecat/Denfender                     X             X                   X               X

26' Firecat/Denfender                     X             X                   X               X

30' Firecat/Denfender                     X             X                   X               X

37' Firecat/Denfender                     X             X                   X               X



     Recreational Boats - The Company currently has 2 recreational watercraft models.

Our watercraft products are made out of fiberglass and Aluminum materials. In addition to durability and improved speeds, the use of fiberglass means that any repairs or damage to the interior or exterior of the craft can be easily repaired. Our products incorporate a platform, which prevents the boats from flooding, providing a greater stability for our products.

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

The water pump used in our products uses water retrieved from the bottom of the boat and sprays water at 750-3,000 gallons per minute, without compromising the stability of the craft. MCD System allows the water intake to be diverted to water pump for spraying. Both of these systems are patented.

Our innovative watercraft designs allow us to market our products to fire and rescue departments, as well as to defense and military departments.

Competition

Our products compete with those companies that are already established in the industry. Our competition may have established dealerships around the United States and other parts of the world, which may give them an advantage over our company. In addition, our competitors may have good relations with the government and its personnel and a proven track record, which may adversely affect our sales efforts. An established competition to our company may have resources and man power to expand into other cities and countries and offer their products at lower prices.

Our competitors build similar rescue watercraft, though they may use different materials in the construction of their products, such as inflatable and metal. We believe that the use of the jet propulsion, I/O, and Outboard engines and the innovations in our designs provide greater stability, which will provide us with an advantage over our current competition.

There is greater competition for our recreational products than there are for our rescue and fire rescue watercrafts. The recreational industry is larger than the fire and rescue industry and our competitors in the recreational boat industry have an established clientele and may have far greater resources than we have at this time.



Sales and Marketing

--------------------------------------------------------
Units Sold for the year ended April 30,
--------------------------------------------------------
                                       2012                           2011
                            ------------ --------------- ---------------- ---------------
Department Type             No. Sold     Percentage      No. Sold         Percentage

Fire Department                  3            100%              8              88%
Police                           0            000%              1              12%
--------------------------- ------------ --------------- ---------------- ---------------
Total                            3            100%              9              100%
--------------------------- ------------ --------------- ---------------- ---------------


The Company has begun marketing its products throughout both the United States and around the world. By working with independent sales agents, the Company has been able to expand its reach into agencies worldwide that are looking for watercrafts for search and rescue, defense, and emergency purposes.

Our watercrafts are sold to departments, such as Fire, Police, Defense, Emergency, and Volunteer Fire Departments. Most of our sales have come from Fire Department in the United States and abroad; however, there is an increasing potential for sales opportunities in other departments as well.

Our Company seeks to expand dealers in the U.S. and around the world. Currently, we have dealers in United States to represent the following states: Michigan, Wisconsin, Illinois, South Carolina, North Carolina, Georgia, New York, New Jersey, Puerto Rico and Connecticut.

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

Risks in General Operations

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

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net losses of $1,246,686 for the year ended April 30, 2012. At April 30, 2012, we had an accumulated deficit of $7,256,062.

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

We can give no assurance of success or profitability to our investors.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, sufficient enough to cover our operating losses or that the market price of our common stock will be increased thereby.

Our current liabilities exceed our current assets by a significant amount, which could put stockholder at serious risk of or loss of their investment.

At April 30, 2012, we had current liabilities of $2,536,363 and $224,566 in current assets. As of April 30, 2012, we have a working capital deficit of approximately $2,311,797. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

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

We rely upon key employees to proceed with our business plans.

The loss of our key employees could impair our ability to proceed with our business. Our success depends in significant part on the continued services of our key employees, including Mr. Daniel Medina, President and Director and Mr. Madhava Rao Mankal, Chief Financial Officer and Director.

Our principal officers and directors own 44.74% of our stock, which if voted in a block, will be a controlling interest and investors will have a limited voice in our management.

Messrs. Daniel Medina and Madhava Rao Mankal, officers and directors of the Company beneficially own approximately 44.74% of our outstanding common stock as of April 20, 2012. As a result, Messrs. Medina and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

         a) election of our board of directors;
         b) removal of any of our directors;
         c) amendment of our certificate of incorporation or bylaws; and
         d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving the company.

As a result of their ownership and positions, Messrs. Medina and Mankal are able to influence all matters requiring stockholder approval, with little additional support, including the election of directors and approval of significant corporate transactions.

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

We rely upon licenses in the manufacturing of our boats.

We manufacture our boats under various licenses; the loss of any could impair our business. Mr. Albert Mardikian, holds the patents on the designs we use to build our products. If we breach the license agreement, it may seriously impair our ability to manufacture the boats and we may not be able to successfully implement our business plan. License is for a certain period of time. If Mr. Mardikian is unwilling to renew the licenses, it may impair our ability to manufacture the boats and we may not be able to successfully implement our business plan.

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

We must comply with environmental regulations or we may have to pay expensive penalties or cleanup costs.

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

         In the past, the trading price of the Company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of April 30, 2012, we had 55,890,117 shares of common stock outstanding, of which approximately 18,887,116 shares of common stock is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

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

We will need to raise additional funds which could dilute the shares.

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

Our securities have been thinly traded on the Over-The- Counter Market, Pink Sheets which may not provide liquidity for our investors.

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock.

As of April 30, 2012, we had 55,890,117 shares of common stock outstanding, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

In addition, sales of significant amounts of restricted shares held by Mr. Madhava Rao Mankal, CFO and Director of the Company and Mr. Daniel Medina, President and Director of the Company, and Mr. Albert Mardikian who own a total of 36,488,201 shares of our Company's common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

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


ITEM 1B.      UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. DESCRIPTION OF PROPERTIES

Real Estate.

As of April 30, 2012, we did not own any real properties. We moved our Company's activities, including all subsidiaries, from Costa Mesa, California to Corona, California during on February 3, 2010. Our management signed a three-year lease for a 11,900 sq. ft. building in the city of Corona, California, effective April 1, 2010. The address for this location is 1802 Pomona Rd, Corona, CA, 92880. This building is owned by unrelated parties. The lease to the Corona facility expires on March 31, 2013, and calls for monthly payments, initially of $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

Patents.

On February 10, 2012, the Company, its subsidiaries, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties"). The Settlement Agreement provides:

     (1) that the Mardikian Parties shall grant the Company's subsidiary, Harbor Guard Boats, Inc. a License to make, have made, develop, sell, promote, distribute and market commercial and governmental boats utilizing U.S. Patent Nos. 6,620,003, 6,343,964 and 7,004,101. Such
          License will have a 5 year term from the effective date of the Settlement Agreement. The License will provide for a royalty payment of $1,500 per boat during the term of the License.

The Patents referenced by the License Agreement are:

                                                                                                 Patent Issuance        Patent
  Patent Number                                    Patent Title                                        Date        Expiration Date
------------------- ---------------------------------------------------------------------------- ----------------- -----------------
    6,620,003         Boat Having a Combination of Jets and Outboard Motors and/or Extendable     Sept.16, 2003     Sept. 16, 2020
                                                   Hydroplanes.

    7,004,101               Boat With Stabilizer Adapted to Serve As A Loading Platform           Feb. 28, 2006     Feb. 28, 2023

    6,343,964                 Jet Boat With Improved Hull Design and Engine Placement              Feb. 5, 2002      Feb. 5, 2019

ITEM 3. LEGAL PROCEEDINGS

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

On February 10, 2012, the Company, its subsidiaries, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties"). The Settlement Agreement provides:

     (1) that the Mardikian Parties shall grant the Company's subsidiary, Harbor Guard Boats, Inc. a License to make, have made, develop, sell, promote, distribute and market commercial and governmental boats utilizing U.S. Patent Nos. 6,620,003, 6,343,964 and 7,004,101. Such
          License will have a 5 year term from the effective date of the Settlement Agreement. The License will provide for a royalty payment of $1,500 per boat during the term of the License.

     (2) that all molds, inventory, tools, machinery, parts, drawings, manuals and other materials acquired from the Mardikian parties remain the property of the Company and that any trademarks will remain the property of Harbor Guard Boats, Inc.

     (3) the Company and Harbor Guard Boats pay the Mardikian Parties up to $250,000 starting January 1, 2012 as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year. If 4 or less boats are manufactured, the Company does not have to pay the contingency payment. If 5 or more boats are manufactured, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement.

     (4) once the contingency payments made by the Company and Harbor Guard Boats total $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties.

On March 13, 2012, all the parties to the litigation filed a request to dismiss the litigation in its entirety.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock . is quoted on the Over-the-Counter-Bulletin-Board (OTCBB) market and the trading symbol for our Company's common stock is MIHI. The Company's common stock began trading on the Over-the-Counter-Bulletin-Board (OTCBB) in May of 2006. As a result of non-timely filings of Annual and Quarterly reports, our stock began trading on the Pink Sheets market in April of 2009. In September of 2010, the Company's common stock was reinstated for trading on the Over-the-Counter-Bulletin-Board (OTCBB) market.

.. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, were as follows:

                                          High              Low
                                    ----------------- ----------------
Year Ended April 30, 2012
   First Quarter                         $0.21             $0.01
   Second Quarter                        $0.18             $0.01
   Third Quarter                         $0.08             $0.01
   Fourth Quarter                        $0.06             $0.01

Year Ended April 30, 2011
   First Quarter                         $0.05             $0.01
   Second Quarter                         $005             $0.01
   Third Quarter                         $0.05             $0.01
   Fourth Quarter                        $0.04             $0.02



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

Recent Sales of Unregistered Securities

During the year ended April 30, 2012, the Company issued 200,000 shares of its restricted common stock to two of its independent Directors for their services at an average share price of $0.05.

During the year ended April 30, 2012, the Company issued 2,929,620 shares of its common stock upon the conversion of loans and accounts payable in the amount of $47,498 at an average share price of $0.016.

During the year ended April 30, 2012, the Company issued 650,000 shares of its restricted common stock to consultants for payment of services at an average share price of $0.18.

During the fiscal year ended April 30, 2012, the Company sold 1,000,000 common shares at the price of $0.15 per share for cash of $150,000.

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


ITEM 6. SELECTED FINANCIAL DATA

Not Applicable to smaller reporting companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-K contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. ("Medina International Holdings, Inc.", "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Overview

We design, manufacture, test, deliver, and support fire rescue, rescue, and patrol watercrafts (commercial) to increase the effectiveness and efficiency of the mission of our users. Our products are sold to fire, search & rescue, emergency, police, defense, and military departments in the United States and abroad. Fire departments are our largest customers and we will rely heavily on government funded departments to achieve sales and continue our operations.

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

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2012 and 2011, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following tables present our results of operations for the two years ended April 30, 2012 and 2011, as well as the percentage changes from year to year.

---------------------------------------- ---------------------------------------- -- ----------------- -- -------------------
                                              For the year ended April 30,            Dollar Change       Percentage Change
---------------------------------------- ---------------------------------------- -- ----------------- -- -------------------
                                                2012                   2011

Sales, net                                          $419,397          $1,542,436         $(1,123,039)          (72.81%)
Cost Of Sales                                        342,739           1,029,905            (687,166)          (66.72%)
                                         -------------------- --- --------------- -- ----------------- -- -------------------
       Gross Profit                                   76,658             512,531            (435,873)          (85.04%)

General and administrative expenses                1,089,619             664,929             424,690            63.87%
Selling and marketing expenses                        63,435             153,446             (90,011)          (58.66%)
Write off of Assets                                        0             222,570            (222,570)            n/a
                                         -------------------- --- --------------- -- ----------------- -- -------------------
       Loss from operations                       (1,076,396)           (305,844)           (770,552)       (1,106.61%)

  Other income                                        17,164              32,046             (14,882)          (46.43%)
  Interest expense                                 ( 187,454)            (69,654)           (117,800)         (169.12%)
                                         -------------------- --- --------------- -- ----------------- -- -------------------
       Net other loss                               (170,290)            (37,608)           (132,682)         (352.80%)

Loss before income tax (expense)                $ (1,246,686)          $(566,022)        $  (680,664)         (120.25%)
benefit
  Income tax (expense) benefit                          -                   -                   -

                                         -------------------- --- --------------- -- ----------------- -- -------------------
Net Loss from Operations                        $ (1,246,686)      $(566,022)             $ (680,664)         (120.25%)
---------------------------------------- -------------------- --- --------------- -- ----------------- -- -------------------




Net Sales

                                       For the Years Ended April 30,                   Dollar              Percent
Revenue                                 2012                    2011                   Change              Change
------------------------------ ----------------------- ----------------------- ----------------------- ------------------------
Boat Sales, net                              $403,515              $1,539,007            $(1,135,492)         (73.87)%
Spare parts and logistics                      15,882                   3,429                  12,453          363.16%
                                             $419,397              $1,542,436              $1,123,039          267.77%

Our sole source of revenue since our inception is attributable to commercial watercrafts. Our company sold three watercrafts and earned $403,515 in revenues for the year ended April 30, 2012 as compared to nine watercrafts and earned $1,539,007 in revenues for the year ended April 30, 2011. Since most of our sales consist of commercial watercrafts, we do not anticipate offering discounts or other sales incentives.

The following table presents our watercraft sales for the years ended April 30, 2012 and 2011.

                             For the year ended April 30,
                                2012               2011
                         ------------------- ------------------
Units Sold                       3                   9
Revenue                       $403,515          $1,539,009


The decrease in sales for the year ended April 30, 2012 of $1,135,492, or 73.78%, was primarily due to the decrease in the number of watercrafts sold.

Cost of sales

Costs of sales are costs to produce our product and generally consist of direct materials, direct labor and production overhead.

--------------------------------------------- ----------------------------------
                          For the year ended April 30,
--------------------------------------------- ----------------------------------
                                                 2012               2011
                                                 ----               ----
Cost of sales                                $342,739           1,029,905
Gross profit                                  $76,658             512,531
Gross profit as a percentage of net sales       18.28%             (49.76)%
--------------------------------------------- ------------------ ---------------

The decrease in cost of goods sold for the year ended April 30, 2012 of $687,166 or 66.72%, was primarily due to the decrease in sales. Our cost of goods sold comprise of direct material, direct labor, and production overhead which includes depreciation. We include royalty payments, for the use of the patents, as part of the production overhead.

General and administrative expenses.

General and administrative expenses include, but not limited to:

a) Professional fees for legal, accounting, consulting, and development activities;
b)       Public company related expenditures;
c)       Stock compensation for services rendered to the Company;
d)       Management salaries
e)       Compensation expenses; and
f)       Payroll taxes

The increase in general and administrative expenses for the year ended April 30, 2012 of $424,690 or 63.87%, was mainly due to the increase in professional fees of $114,380 for legal fees incurred due to the lawsuit brought by one of our major shareholder and former board member, Mr. Albert Mardikian, $175,175 for recording 10 preferred shares series A issued to two officers and 20 preferred shares Series B issued to a consultant and 200,000 common shares issued to independent board members, provision for investment receivables in the amount of $237,718.

Selling and marketing expenses

Selling expenses include:
a)       Commission paid to sales personnel;
b)       Traveling expenses related to sales;
c)       Freight expenses and
d)       Marketing expenditures.

The decrease in selling and marketing expenses of $90,011 or 58.66%, during the year ended April 30, 2012 compared to the year ended April 30, 2011, was primarily due to commission on sales, freight associated with sales, and attendance of trade shows. Due to the lower unit sales of our products during the year ended April 30, 2012, we incurred $18,886 in commission expenses as compared to $96,758 during the year ended April 30, 2011.

Other Income and Expenses

Other income consisted of cancellation of debt by our vendor.

Other Expense consists of interest expense on notes payable, credit cards, line of credits and shareholders' loans and beneficial interest expense on short term debt from Asher.

Our other expenses increased by $117,800 or (169.12 %), during the year ended April 30, 2012, primarily due to the increase due to beneficial interest on short-term debt from Asher in the amount of $ 95,000.

Net Loss

Based on the explanations described above, our net loss of $566,022 for the year ended April 30, 2011 increased by $680,664, or 120.55%, to $1,246,686 for the year ended April 30, 2012.

Liquidity and Capital Resources

------------------------------------------------------------ ------------------------------------
Cash Flow                                                       For the Years Ended April 30,
------------------------------------------------------------ ------------------------------------
                                                                  2012              2011
                                                                  ----              ----

Net cash provided by (used in) operating activities          $  (415,545)       $   14,295
Net cash provided by (used in) investing activities          $  (107,034)       $   33,158
Net cash provided by (used in) financing activities          $  (505,226)       $  (71,007)
------------------------------------------------------------ --------------- --------------------

As of April 30, 2012, we had $0 cash on hand, an inventory of $224,566 and net fixed assets of $312,126. As of April 30, 2012, our total current liabilities were $2,536,363, which were represented mainly by accounts payable of $684,678, accrued liabilities of $458,947, deposits from customers of $428,891, short-term debt of $132,614, notes payable of $90,500, notes payable related party of $57,500 and short-term borrowings from shareholders totaling $683,041. At April 30, 2012, our current liabilities exceeded current assets by $2,311,797.

As of April 30, 2011, we had $17,353 cash on hand, an inventory of $99,640 and net fixed assets of $425,941. Our total current liabilities were $2,731,046 as of April 30, 2011, which were represented mainly by accounts payable of $759,866, accrued liabilities of $295,994, deposits from customers of $238,495, short-term debt of $214,564, notes payable related party of $895,557 and short-term borrowings from shareholders totaling $417,820. At April 30, 2011, our current liabilities exceeded current assets by $2,696,485.

Our operations used $415,545 in operating activities for the year ended April 30, 2012 compared to that of $14,295 provided for year ended April 30, 2011.

For the year ended April 30, 2012, we had invested $107,034 for a welding equipment, designs & drawings and 20' mold compared to $33,158.

During the year ended April 30, 2012, the Company provided $505,226 from financing activities, which included $150,000 from sale of unregistered security sale, notes payables from unrelated part $90,500 and notes payable from related parties $265,221 and $71,007 during the year ended April 30, 2011.

The Company has an accumulated deficit, as of April 30, 2012, of $7,256,062 compared to that for the year ended April 30, 2011, of $6,009,376.

Subsequent Events

None

Going Concern

The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,311,797 minimal other assets, and no capital commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements of the Company for the years ended April 30, 2012 and 2011 appear as pages F-1 through F-16, at the end of the document.

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

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of April 30, 2012.

The Company, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2012.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2012. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The Company's directors and executive officers, their ages, and positions held are as follows:

---------------------------------------- -------- ------------------------------
                 Name                      Age                       Position
---------------------------------------- -------- ------------------------------

Daniel Medina                                 58  President & Director
Madhava Rao Mankal                            61  Chief Financial Officer &
                                                  Director
John Erich Lewis                              46  Director
Mike Gallo                                    54  Director


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

JOHN ERICH LEWIS, Director

John Erich Lewis has 26 years of experience in management of various aviation operations and government related programs. As the Program Manager and Quality Assurance Manager of the Kelly Space & Technology, Inc. Jet and Rocket Test Facility, Dr. Lewis is responsible for the implementation of government contracts and technical demonstrations of Kelly's technologies. Along with Kelly, Dr. Lewis co-founded the nonprofit Technical Employment Training Inc. and serves as the Executive Director providing training and job placement in the machine trades for the displaced workforce. Prior to Kelly, Dr. Lewis was at Gulfstream Aerospace where he managed special projects regarding Lean Manufacturing on the production line, specializing in the aircraft electrical system assembly methods. This included sequence of production planning, manpower requirements and design of electrical installations in the corporate jets. Prior to Gulfstream Dr. Lewis worked with Lockheed-Martin providing direct support of U.S. Army units as a consultant to civilian and U.S. Army personnel. Additionally, he held flight status as a civilian and performed test flights on refurbished military aircraft. Dr. Lewis earned a Ph.D. in Aviation Management from Corllins University, a Masters of Aeronautical Science in Aviation Management, a Masters in Aviation System Safety and a Bachelor of Science in Professional Aeronautics from Embry-Riddle Aeronautical University. He also holds a minor in Aviation Safety and is a licensed aircraft Airframe and Powerplant mechanic. Dr. Lewis served in the U.S. Army as a volunteer with Special Operations, he served with the 160th Special Operations Aviation Regiment (Airborne) as a Blackhawk helicopter crew chief assigned to temporary duty stations throughout the world performing classified missions with elite, multi-national armed forces and completing training at the Army's Airborne Infantry School, Air Assault School, Tactical Transport Helicopter Repair School and the JFK Special Warfare Center and School. Dr. Lewis is a decorated combat veteran during his participation in Operation Just Cause in Panama, and Operation Desert Shield and Desert Storm in the Middle East. Dr. Lewis is a life member in the VFW.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2012, 2011, and 2010 the "Named Executive Officers"):

                      SUMMARY EXECUTIVES COMPENSATION TABLE

------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
    Name & Position       Year      Salary      Bonus   Stock       Option   None Equity       Nonqualified       All other    Total
                                                          awards    awards    incentive          deferred        compensation
                                                                                 plan          compensation
                                                                             compensation        earnings
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------------------
                                      ($)        ($)       ($)       ($)         ($)               ($)               ($)         ($)
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------

------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
Daniel Medina,              2012   $127,000     $-       $60,000      $-          $-         $-                 $-          $187,000
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
Director &                  2011   $168,000     $-          $ -       $-          $-         $-                 $-          $168,000
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
President                   2010   $140,000     $-          $ -       $-          $-         $-                 $-          $140,000
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------

------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
Madhava Rao Mankal,         2012   $126,000     $-       $60,000      $-          $-         $-                 $-          $186,000
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
Director &                  2011   $157,500     $-          $ -       $-          $-         $-                 $-          $157,000
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------
CFO                         2010   $148,000     $-          $ -       $-          $-         $-                 $-          $148,000
------------------------ -------- ------------ -------- ----------- ------- --------------- ------------------- --------- ----------

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

No options were issued or exercised during the fiscal years ended April 30, 2012 and 2011.


-----------------------------------------------------------------------------------------------------------------------------------
                             Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR values
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Number of Securities          Value of Unexercised
                                                                           Underlying Unexercised        In-the-Money Options/SAR at
                                                                           Options/SARS at FY-End        FY-End ($)
------------------------------------------------- ------------ ----------- ------------------------------ --------------------------
Name                                              Shares       Value       Exercisable/Unexercisable      Exercisable/Unexercisable
------------------------------------------------- ------------ ----------- ------------------------------ --------------------------
                                                                $
Daniel Medina, Director & President                $-           $-          $-                             $-
------------------------------------------------- ------------ ----------- ------------------------------ -------------------------
Madhava Rao Mankal, Director & CFO                 $            $           $-                             $-
------------------------------------------------- ------------ ----------- ------------------------------ --------------------------
Albert Mardikian, Director & CEO, Harbor Guard     $-           $-          $-                             $-
Boats, Inc.
------------------------------------------------- ------------ ----------- ------------------------------ --------------------------


Long Term Incentive Plans - Awards in Last Fiscal Year

None.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended April 30, 2012:

-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------
                                                                        Non
                           Fees                                     qualified,
                           earned                      Options      non-equity
                           or paid       Stock       awards plan     incentive       Deferred
                           in cash     awards ($)    compensation    earnings      compensation     All other
          Name                ($)         (1)            ($)            ($)            ($)            ($)(2)          Total

-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------
Daniel Medina, Director
& President                 $    -     $ 60,000      $        -      $     -     $ -                  $127,000      $187,000
-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------
Madhava Rao Mankal,
Director & CFO              $    -     $ 60,000      $        -      $     -     $ -                  $126,000      $186,000
-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------
Albert Mardikian,
Director & CEO, Harbor
Guard Boats, Inc.           $    -     $       -     $        -      $     -     $ -                  $     -      $          -
-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------
Mike Gallo, Director        $    -     $ 5,250       $        -      $     -     $ -                  $     -      $          -
-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------
John Erich Lewis,           $    -     $ 5,250       $        -      $     -     $ -                  $     -      $          -
-------------------------- ---------- ------------- --------------- ------------ ----------------- ------------- ----------------

(1) The Company issued 100,000 shares to Mr. Mike Gallo and 100,000 to John Erich Lewis toward services as Directors of the Company for the year ended April 30, 2012, valued at $10,500. These shares were valued based on the closing market price at the time of issuance.
(2) Mr. Medina and Mr. Mankal's other compensation is the salaries accrued /received by them during the year ended April 30, 2012, as disclosed in the Executive Compensation Table above.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2012, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based on 55,890,117 shares of common stock issued and outstanding as of April 30, 2012.

               ------------------------------------------------------ ----------- -------------- ----------------
                    Name, Address & Nature of Beneficial Owner        Title of       Shares        Percent of
                                                                        Class                         Class
               ------------------------------------------------------ ----------- -------------- ----------------
               Daniel Medina, Director & President,                   Common       12,220,667        21.87%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               1802 Pomona Rd, Corona, CA 92880
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------
               Madhava Rao Mankal, Director & CFO                     Common       12,271,667        21.96%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               1802 Pomona Rd, Corona, CA 92880
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------
               Mike Gallo, Director,                                  Common         143,750          0.26%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               294 South Leland Norton Way, San Bernardino,
               California 92408
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------
               John Erich Lewis,  Director                            Common         321,250          0.66%
                                                                        Stock
                                                                      ----------- -------------- ----------------
               1802 Pomona Rd, Corona, CA 92880
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------
               Albert Mardikian, CEO, Harbor Guard Boats, Inc. and    Common         11,995,667      21.46%
               Associated companies                                     Stock
                                                                      ----------- -------------- ----------------
               45 Goleta Ave, Corona Del Mar, CA 92625
               ------------------------------------------------------ ----------- -------------- ----------------

               ------------------------------------------------------ ----------- -------------- ----------------
               Total Officers & Directors, as a group (5                             37,003,001      66.20%
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

Transactions with Management and Others

Year Ended April 30, 2012

At April 30, 2012, the Company had 30 shares of Series `A' Preferred Stock issued and outstanding. Mr. Mankal and Mr. Medina, CFO and President of the Company, were issued further 5 shares each of Series `A' preferred stock.

During the year period ended April 30, 2012, the Company has issued 20 Series `B' Preferred shares have been issued to unrelated party for designing Aluminum boats.

During the year period ended April 30, 2012, the Company issued 200,000 shares of its common stock to its independent directors, at various fair values for a total amount of $10,463.

During the year ended April 30, 2012, the Company issued 650,000 shares of its common stock in exchange for services, at the rate of $0.03/ share or $20,050, to three individuals.

During the year ended April 30, 2012, the Company issued 2,929,620 shares in lieu of conversion of debt in the amount of $47,462.

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

Audit Fees.

Ronald R. Chadwick, P.C. billed $4,500 for review services and $11,828 audit fee in the fiscal year ended April 30, 2012. Audit and Review fees for the year ended April 30, 2011 were $9,157.

There were no other fees in 2012 and 2011 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2012 and 2011.

                                     PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

  Exhibit    Description of Document


   31.1      Certification by Chief Executive Officer. Filed Herewith.
   31.2      Certification by Chief Financial Officer. Filed Herewith.
   32.1      Section 906 Certification by Chief Executive Officer Filed Herewith
   32.2      Section 906 Certification by Chief Financial Officer Filed Herewith

         --------------- ---------------------------------------------------------------------- ---------------------
         101.INS         XBRL Instance Document                                                    Filed Herewith
         101.SCH         XBRL Taxonomy Extension Schema Document                                   Filed Herewith
         101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                     Filed Herewith
         101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                      Filed Herewith
         101.LAB         XBRL Taxonomy Extension Label Linkbase Document                           Filed Herewith
         101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                    Filed Herewith
         --------------- ---------------------------------------------------------------------- ---------------------

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




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Medina International Holdings, Inc.
Corona, California

I have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc. as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc. as of April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                       /s/Ronald R. Chadwick, P.C.
                                       ---------------------------
July 26, 2012                           RONALD R. CHADWICK, P.C.



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    (Audited)



                                                                                         April 30,         April 30,
                                                                                            2012              2011
                                                                                         (Audited)         (Audited)
                                         ASSETS

Cash                                                                                      $        -   $         17,353
Receivables                                                                                  237,718              5,890
Reserve                                                                                     (237,718)                 -
                                                                                        -------------    ---------------
   Total receivables                                                                               -              5,890
                                                                                        -------------    ---------------
Inventory                                                                                    224,566             99,640
Other receivables                                                                                  -                  -
                                                                                        -------------    ---------------
   Total current assets                                                                      224,566            122,883
                                                                                        -------------    ---------------
                                                                                             753,332            848,213
Accumulated depreciation                                                                    (441,206)          (422,272)
                                                                                        -------------    ---------------
   Total property & equipment                                                                312,126            425,941
                                                                                        -------------    ---------------

Prepaid expenses  & deposits                                                                   9,468             31,461

                                                                                        -------------    ---------------
   TOTAL ASSETS                                                                          $   546,160   $        580,285
                                                                                        =============    ===============
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                         $   684,678   $        759,866
Accrued liabilities                                                                          458,947            295,994
Short term debt                                                                              132,614            214,564
Bank overdraft                                                                                   192
Customer Deposit                                                                             428,891            238,495
Stock committed to be issued                                                                       -              2,962
Notes payable                                                                                 90,500                  -
Related party payable                                                                         57,500            895,557
Related Parties - short-term borrowings from shareholders                                    683,041            417,820
                                                                                        -------------    ---------------
   Total current liabilities                                                               2,536,363          2,825,258
                                                                                        -------------    ---------------

   Total Liabilities                                                                       2,536,363          2,825,258
                                                                                        -------------    ---------------
Preferred stock 10,000,000 shares authorized
Series A  preferred  stock,  $0.01 par value,  50 shares  authorized,
   30  and 20 shares issued and outstanding on April 30, 2012 & 2011                         360,000            240,000
Series B  preferred  stock,  $0.001 par value,  100 shares  authorized,
   20 shares issued and outstanding as on April 30, 2012                                      20,000                  -
Common stock, $0.0001 par value, 500,000,000 shares authorized
55,890,117 and 51,110,497 shares issued and outstanding on April 30, 2012
   and April 30, 2011                                                                          5,589              5,111
Additional paid-in capital                                                                 4,880,270          3,519,292
Accumulated deficit                                                                       (7,256,062)        (6,009,376)
                                                                                        -------------    ---------------
   Total stockholders' equity (deficit)                                                   (1,990,203)        (2,244,973)
                                                                                        -------------    ---------------

                                                                                        -------------    ---------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 $    546,160   $        580,285
                                                                                        =============    ===============

    The accompanying notes are an integral part of these financial statements

                                           F-2




              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    (Audited)


                                   For the years ended April 30,
                                       2012              2011
                                       ----              ----

Sales, net                     $           419,397 $     1,542,436
Cost of Goods Sold                         342,739       1,029,905
                                 ------------------  --------------
   Gross profit (loss)                      76,658         512,531
                                 ------------------  --------------
General and administrative
  expenses                               1,089,619         664,929
Selling and marketing expenses              63,435         153,446
Write-off of assets                              -         222,570
                                 ------------------  --------------
   Income (loss)from operations         (1,076,396)       (528,414)
                                 ------------------  --------------
Other income                                17,164          32,046
Interest expense                          (187,454)        (69,654)
                                 ------------------  --------------
   Net other Income (loss)                (170,290)        (37,608)
                                 ------------------  --------------
Loss before income tax (expense)
  benefit                               (1,246,686)       (566,022)
   Income tax (expense) benefit                  -               -

                                 ------------------  --------------
   Net Loss from operations    $        (1,246,686) $     (566,022)
                                 ==================  ==============

Net loss per share:
                                 ------------------  --------------
   Basic                       $             (0.02)$         (0.01)
   Diluted                     $             (0.02)$         (0.01)
                                 ==================  ==============
Weighted average number of
  shares outstanding:
   Basic                                52,803,323      51,025,792
   Diluted                              52,803,323      51,025,792


   The accompanying notes are an integral part of these financial statements.



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                    (Audited)


                                                 Preferred Stock      Preferred Stock         Capital    Common
                             Common    Stock         Series A            Series B             Paid-In     Stock   Subscription
                            Shares     Amount    Shares     Amount     Shares    Amount      Capital    Subscribe  Receivable
                         -----------------------------------------------------------------------------------------------------

Balance - April 30, 2009   35,560,091     3,556         -          -                        2,419,032   10,000   (3,000)

Stock issued for
  subscription payable                                 20    240,000
Stock issued to Directors      50,000         5                                                 3,157
Stock issued for
  subscription payable     11,091,250     1,109                                               661,629
Stock issued for
  accrued liabilities       4,135,000       413                                               413,087
Shares issued for
  services                     70,406         7                                                 7,033
Stock subscription
  receivable                  100,000        10                                                 9,990  (10,000)   3,000
Net loss
                         -------------------------------------------------------------------------------------------------
Balance - April 30, 2010   51,006,747     5,100        20    240,000                        3,513,928        -        -

Stock issued to
  Directors                    93,750        10                                                 4,365
Shares issued for
  services                     10,000         1                                                   999
Net loss
                         -------------------------------------------------------------------------------------------------
Balance - April 30, 2011   51,110,497     5,111        20    240,000                        3,519,292      $ -      $ -
                         =================================================================================================
Stock issued to
  Directors                   200,000        20                                                10,443
Stock issued to
  Directors                                            10    120,000    20        20,000       24,712
Shares issued for
  services                    150,000        65                                                19,985
Shares issued for cash      1,000,000       100                                               149,900
Shares issued on
  conversion of debt        2,929,620       293                                                47,169
Beneficial Loan
 conversion Expense           500,000                                                          95,000
Settlement of Lawsuit                                                                       1,013,769
Net loss
                         -------------------------------------------------------------------------------------------------
Balance - April 30, 2012   55,890,117     5,589        30    360,000    20        20,000    4,880,270      $ -      $ -
                         =================================================================================================







     The accompanying notes are an integral part of the financial statements

              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                    (Audited)

(continued)



                                          Accumulated
                                          Deficit           Totals
                                          ---------------------------

Balance - April 30, 2009                  (4,698,284)     (2,268,696)

Stock issued for
  subscription payable                                       240,000
Stock issued to Directors                                      3,162
Stock issued for
  subscription payable                                       662,738
Stock issued for
  accrued liabilities                                        413,500
Shares issued for
  services                                                     7,040
Stock subscription
  receivable                                  (3,000)              -
Net loss                                    (742,070)       (742,070)
                                        ----------------------------
Balance - April 30, 2010                  (5,443,354)     (1,684,326)

Stock issued to
  Directors                                                    4,375
Shares issued for
  services                                                     1,000
Net loss                                    (566,022)       (566,022)
                                        -----------------------------
Balance - April 30, 2011                $ (6,009,376)    $(2,244,973)
                                        =============================
Stock issued to
  Directors                                                   10,463
Stock issued to
  Directors                                                  164,712
Shares issued for
  services                                                    20,050
Shares issued for cash                                       150,000
Shares issued on
  conversion of debt                                          47,462
Beneficial Loan
 conversion Expense                                           95,000
Settlement of Lawsuit                                      1,013,769
Net loss
                                        -----------------------------
Balance - April 30, 2012                $ (7,256,062)    $(1,990,203)
                                        =============================


 The accompanying notes are an integral part of the financial statements



         MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                               (Audited)



                                                                              For Years Ended
                                                                                April 30,
                                                                                   2012              2011
                                                                                   ----              ----
                                                                            -------------------  --------------
Cash flows from operating activities:
     Net loss                                                            $          (1,246,686) $     (566,022)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Common stock expenses                                                         30,514           8,337
          Depreciation expenses                                                        119,892         159,273
          Write-off of fixed assets                                                          -         151,792
          Stock Issued for conversion of debt                                           44,500
          Beneficial loan conversion                                                    95,000
          Preferred A stock issued for services                                        140,000
          Preferred B stock issued for services                                         24,712
          Settlement of Court case                                                           -
     Changes in operating assets and liabilities:
          Decrease (Increase) in accounts receivable                                     5,890          56,394
          Decrease (Increase) in other receivable                                       (1,686)            465
          Decrease (Increase) in inventory                                            (124,927)         65,012
          Increase (decrease) in accounts payable                                       93,218         121,842
          Increase (decrease) in accrued liabilities                                   189,953         109,919
          Increase (decrease) in customer deposits                                     190,396         (69,505)
          (Increase) decrease in prepaid expenses                                       23,679         (23,212)
                                                                            -------------------  --------------
            Total adjustments                                                          831,141         580,317
                                                                            -------------------  --------------
          Net cash (used) received in operating activities                            (415,545)         14,295
                                                                            -------------------  --------------
Cash flows from investing activities:
     Purchase of property and equipment                                               (107,034)        (33,158)
                                                                            -------------------  --------------
          Net cash used in investing activities                                       (107,034)        (33,158)
                                                                            -------------------  --------------
Cash flows from financing activities:
     Bank overdraft                                                                        192               -
     Proceeds/(Payments) from notes payable                                             90,500         (70,814)
     Proceeds/(Payments) from related party note payable                                (4,577)
     Proceeds/(Payments) from related party note payable shareholders                  265,221               -
     Proceeds/(Payments) on lines of credit & credit cards                               3,890            (193)
     Proceeds from stock subscription                                                  150,000               -
                                                                            -------------------  --------------

          Net cash provided (used) by financing activities                             505,226         (71,007)
                                                                            -------------------  --------------
Net increase (decrease) in cash and cash equivalents                                   (17,353)        (89,870)

Cash and cash equivalents - beginning of period                                         17,353         107,223
                                                                            -------------------  --------------
Cash and cash equivalents - end of period                                $                   -  $       17,353
                                                                            ===================  ==============
Supplemental disclosure of cash flow information:
     Interest Paid                                                       $              28,897 $        16,812
                                                                            ===================  ==============
     Taxes Paid                                                          $                   - $             -
                                                                            ===================  ==============
Supplemental schedule of noncash investing and financing activities:
     Stock issued for services                                                        $ 30,513         $ 5,375
     Paid in Capital from legal settlement                                         $ 1,013,769             $ -

    The accompanying notes are an integral part of these financial statements

                                       F-6



              Medina International Holdings, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements
                             April 30, 2012 and 2011

NOTE 1. GENERAL:

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

The Company acquired Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2011 and changed its name to Harbor Guard Boats, Inc.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2012, the Company's current liabilities exceeded its current assets by $2,311,797. Also, the Company's operations generated $419,397 in revenue during the year ended April 30, 2012 and the Company's accumulated deficit was $7,256,062.

Management devoted considerable effort during the period ended April 30, 2012 towards management of liabilities and improving operations. Management has taken various steps to revise its operating and financial requirements, and it believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Accounts Receivable

The Company reviews its accounts receivables accounts periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At April 30, 2012 and 2011, the Company has provided $237,718 balance in its allowance for doubtful accounts.

Advertising Costs

Advertising costs are expensed as incurred. The Company recorded advertising costs in 2012 and 2011 of $0 and $5,961, respectively.

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

----------------------------------------------- -------------
            Property and Equipment              No. of Years
----------------------------------------------- -------------
Molds                                                7
Manufacturing Tools                                  5
Computers                                            3
Furniture                                            3
Manufacturing tool HGB -Used                         3
Office Equipment                                     3
Office Phone                                         3
----------------------------------------------- -------------

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

At April 30, 2012 and 2011, the Company had net operating loss carry forwards of approximately $7,256,062 and $6,009,376 which begin to expire in 2019. The deferred tax asset of approximately $1,450,617 and $1,201,362 in 2012 and 2011 respectively, created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2012 and 2011 was $249,255 and $113,054.

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

Recently issued accounting pronouncements

 In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2011. We adopted the provisions of the standard on September 30, 2011, which did not have a material impact on our financial statements. There were various other accounting standards and interpretations issued in 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. RELATED PARTY TRANSACTIONS:

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

Plaintiffs were seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company.

Mr. Mardikian was a Director and significant shareholder of the Company.

Company has settled and closed the case with Albert Mardikian and his associated companies.



NOTE 4. RECEIVABLES:

As of April 30, 2012 and 2011, receivables consisted of the following:

--------------------------- --------------------------------
                                  For the years ended
       Receivables                     April 30,
--------------------------- --------------------------------
                                2012              2011
                                ----              ----

Commercial Boats            $     0             $  5,890
Other                             -                 -
                            --------------    --------------
     Total Receivables           $ 0             $ 5,890
                                 ---             -------


NOTE 5. INVENTORY:

As of April 30, 2012 and 2011, inventory consisted of the following:

---------------------------- ----------------------------------
         Inventory                  For the years ended
                                         April 30,
---------------------------- ----------------------------------
                                  2012               2011
                                  ----               ----

Materials                    $       -              $ 5,465
Work in progress               224,566               94,175
Finished goods                       -                    -
                             ---------------    ---------------
     Total inventory          $224,566              $99,640
                             ---------------    ---------------

NOTE 6. FIXED ASSETS:

At April 30, 2012 and 2011, fixed assets consisted of the following:

------------------------------------- --------------------------------
                                            For the years ended
            Fixed Assets                         April 30,
------------------------------------- --------------------------------
                                          2012               2011
                                          ----               ----

Machinery and equipment;
      including molds & tools              $630,159          $828,441
Computers                                    13,535            13,535
Furniture                                     2,537             2,080
Office equipment                              3,286             3,200
Fire Extinguisher Intangible                                      500
Assets-Drawings                                 500                 -
20' Fire Rescue WIP                          65,000
                                             38,305                 -
                                             ------      -------------
      Total property and equipment          753,332           848,213
Less accumulated depreciation              (441,206)         (422,272)
                                      --------------     -------------
      Fixed Assets, net                   $ 312,126          $425,941
                                      --------------     -------------

NOTE 7. PREPAID EXPENSES:

As of April 30, 2012 and April 30, 2011, prepaid expenses included operating expenses and a vendor deposit in the amount of $9,468 and $31,461, respectively.


NOTE 8. ACCRUED LIABILITIES:

Our accrued liabilities for the years ended April 30, 2012 and 2011 were as follows:

------------------------------- --------------------------------------
     Accrued Liabilities            For the years ended April 30,
------------------------------- --------------------------------------
                                    2012                  2011
                                    ----                  ----

Interest - shareholders' loan
                                     $70,371            $           -
Interest - related party              14,000                   10,000
Interest - note payable                7,179                        -
Accrued payroll                      354,324                  257,173
Warranty liabilities                  13,073                   28,821
                                -------------      -------------------
      Total accrued
      liabilities                   $458,947                 $295,994
                                -------------      -------------------

NOTE 9. SHORT-TERM DEBT:

------------------------------- -------------------------------
       Short-term debt               For the years ended
                                          April 30,
------------------------------- -------------------------------
                                    2012             2011
                                    ----             ----

Loan - Financial Institution         $94,932          $ 94,932
Credit card                           37,682           119,632
                                -------------    --------------
      Total short-term debt         $132,614          $214,564
                                -------------    --------------

The Company has a loan from a financial institution, under which the Company may borrow up to $100,000 on an unsecured basis at an interest rate of 8.75% with monthly payments due. As of April 30, 2012 and 2011, the outstanding balance for this loan was $94,932.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 10. RISK MANAGEMENT ACTIVITIES:

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


NOTE 11. CUSTOMER DEPOSIT:

Deposits from customers consisted of the following for the years ended April 30, 2012 and April 30, 2011:

------------------------------- -------------------------------
       Customer Deposit              For the years ended
                                          April 30,
------------------------------- -------------------------------
                                    2012             2011
                                    ----             ----

Deposit for commercial boats        $408,391          $217,995
Deposit for recreational boats        20,500            20,500
                                -------------    --------------
      Total customer deposit        $428,891          $238,495
                                -------------    --------------

NOTE 12. NOTES PAYABLE:

------------------------------- -------------------------------
        Notes Payable                For the years ended
                                          April 30,
------------------------------- -------------------------------
                                    2012             2011
                                    ----             ----

Note payable - related party         $57,500           $62,077
Note payable - others                 90,500                 -
                                -------------    --------------
       Total notes payable          $148,000           $62,077
                                -------------    --------------

At April 30, 2012, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest per annum. Interest accrued to date on this note payable is $14,000.

At April 30, 2012, the Company had an unsecured convertible note payable with an unrelated party in the amount of $90,500, which bears at 8-22% interest and is currently due. The note is convertible at the holders' option (principal & interest) in full or part into common stock at 60% of the average of the three lowest market bid prices on the Company's common stock from the previous 10 days' quotes. The Company recognized a $95,000 beneficial conversion expense during the year with an offset to additional paid in capital.

NOTE 13. SHAREHOLDER LOANS:

At April 30, 2012, Shareholder loans consisted of the following:

------------------------------------ --------------------------------
                                           For the years ended
        Shareholders' Loans                     April 30,
------------------------------------ --------------------------------
                                         2012              2011

Daniel Medina, President                 $360,628           $163,924
Madhava Rao Mankal, CFO                   322,413            253,896
                                     -------------    ---------------
       Total shareholders' loan      $683,041               $417,820
                                     ------------     ---------------

Shareholder loans are unsecured, bear interest at 8 - 10% per annum, and are due on demand. From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.


NOTE 14. STOCKHOLDERS' EQUITY:

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. The Company had 55,890,117and 51,110,497 shares of its common stock issued and outstanding on April 30, 2012 and 2011, respectively.

During the year period ended April 30, 2012, the Company issued 200,000 shares of its common stock to its independent directors, at various fair values for a total amount of $10,463.

During the year ended April 30, 2012, the Company issued 650,000 shares of its common stock in exchange for services, at the rate of $0.03/ share or $20,050, to three individuals.

During the year ended April 30, 2012, the Company issued 2,929,620 shares in lieu of conversion of debt in the amount of $47,462.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series A preferred stock ("Series A"). The Series A has a stated value $12,000 per share, each one share of Series A is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at any time, is redeemable by the Company in whole or in part at any time at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series A is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital, and has voting rights equal to common stock in an amount equal to the number of shares that Series A could be converted into.

At April 30, 2012, the Company had 30 shares of Series `A' Preferred Stock issued and outstanding. Mr. Mankal and Mr. Medina, CFO and President of the Company, respectively hold 15 shares each of Series `A' preferred stock.

During the year ended April 30, 2012, the Company has issued 20 Series `B' Preferred shares to an unrelated party for designing Aluminum boats. The features of the Series B are as follows:

         Series B Convertible, Redeemable Preferred Stock; 100 shares designated; $1,000 per share stated value; Each one share of Series B is convertible into 0.20% of the outstanding common shares at time of conversion; convertible at any time; Redeemable by the Company in whole or in part at any time, at a price equal to the greater of (a) $1,000 per share or (b) the market value of the common into which the Series B is convertible on the date of redemption. Preferential liquidation rights to common, whereby Series B would receive up to150% of invested capital upon liquidation; voting rights equal to common, in an amount of shares that Series B could be converted into.

The Company recognized $24,712 in beneficial conversion expense during fiscal year April 2012 from the issuance of Series B Preferred shares, within an offset to additional paid in capital.

Stock Subscriptions Payable

None

NOTE 15. COMMITMENTS:

Operating Leases

The Company signed a 3 year lease for 11,900 square feet building in the city of Corona, in the state of California, effective April 1, 2011. The address for this location is 1802 Pomona Rd, Corona, CA 92880. This building is owned by unrelated parties. The lease expires on March 31, 2013, and calls for monthly payments, initially of $2,600 per month plus costs, escalating over the term of the lease to $6,000 per month plus costs.

Our consolidated contractual obligations as of April 30, 2012, are as follows:

--------------------------------------- --------------------
      Operating Lease Obligation              Amount
--------------------------------------- --------------------

April 30, 2013                                       72,828
                                        --------------------
     Total operating lease obligation              $ 72,828
---- ---------------------------------- --------------------


The Company has license agreements with a Mr. Albert Mardikian, related party allowing its technology to be utilized in the manufacture of its boats, along with $1,500 towards royalty payments.

NOTE 16. LITIGATION:

On December 28, 2011, Albert Mardikian and MGS Grand Sport, Inc., a California corporation filed a Complaint for breach of contract; money lent; account stated; accounting; declaratory relief; fraud and deceit; breach of fiduciary duty; conversion; and involuntary dissolution in Superior Court of the State of California, County of Orange against Medina International Holdings, Inc.; Modena Sports Design, LLC; Harbor Guard Boats, Inc.; Madhava Rao Mankal; and Danny Medina.

Plaintiffs were seeking monetary damages exceeding $1 million as well as punitive damages in unspecified amounts and a dissolution of the Company.

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


The Settlement Agreement provides that the Mardikian Parties shall grant the Company's subsidiary, Harbor Guard Boats, Inc. a License to market commercial and governmental boats utilizing Mardikian designs. Such License will have a 5 year term from the effective date of the Settlement Agreement. The License will provide for a royalty payment of $1,500 per boat during the term of the License.


The Settlement further provides, that 24/26' molds, inventory, tools, machinery, parts, drawings, manuals and other materials acquired from the Mardikian parties remain the property of the Company and that any trademarks will remain the property of Harbor Guard Boats, Inc.


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


Company recorded paid in capital from the settlement $1,013,769, resulting from fixed assets transfers of $100,957 and debt relief of $912,812.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       MEDINA INTERNATIONAL HOLDINGS, INC.
                            (a Colorado corporation)


Date: August 13, 2012              By:/s/Daniel F. Medina
                                   -----------------------
                                      Daniel F. Medina,
                                      President (Principal Executive Officer)
                                      & Director


Date: August 13, 2012             By:/s/Madhava Rao Mankal
                                  ------------------------
                                     Madhava Rao Mankal,
                                    Chief Financial Officer
                                    (Principal Accounting Officer) & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13,  2012            By:/s/Daniel F. Medina
                                  ----------------------
                                       Daniel F. Medina,
                                       President & Director


Date: August 13, 2012             By:/s/Madhava Rao Mankal
                                  ------------------------
                                       Madhava Rao Mankal,
                                       Chief Financial Officer & Director


Date: August 13,  2012            By:/s/Erich Lewis
                                  -----------------
                                       Erich Lewis,
                                       Director


Date: August 13, 2012             By:/s/Mike Gallo
                                  ----------------
                                       Mike Gallo,
                                       Director