Form 10-Q
period 2012-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2012-09-11
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2012

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

As of August 25, 2012, there were 55,890,117 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                      Page
                                                                               ----
                                                                                                                ----

Consolidated Balance Sheets - July 31, 2012 and April 30, 2012                 F-1

Consolidated Statements of Operations  -
      Three months ended July 31, 2012 and 2011                                F-2

Consolidated Statements of Cash Flows -
      Three months ended July 31, 2012 and 2011                                F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)            F-4

Notes to Consolidated Financial Statements                                     F-5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            1

Item 3.    Quantitative and Qualitative Disclosures About Market Risk -          3
           Not Applicable

Item 4.    Controls and Procedures                                               3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                       4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                        4

Item 4.  Mine Safety Disclosures                                                 4

Item 5.  Other Information - Not Applicable                                      4

Item 6.  Exhibits                                                                5

SIGNATURES                                                                       6




PART I. - FINANCIAL INFORMATION




               MEDINA INTERNATIONAL HOLDINGS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                  July 31,     April 30,
                                                                                    2012          2011
                                                                                (Unaudited)    (Audited)
                                                                              -----------------------------
                          ASSETS

Current assets

      Cash                                                                    $       31,569      $      -
      Receivables                                                                    237,718       237,718
      Reserve                                                                       (237,718)     (237,718)
                                                                              -----------------------------
        Total receivables                                                                  -             -
      Inventory                                                                       99,640       224,566
                                                                              -----------------------------
                Total current assets                                                 131,209       224,566
                                                                              -----------------------------

Property and equipment                                                               765,189       753,332
      Accumulated depreciation                                                      (465,742)     (441,206)
                                                                              -----------------------------
                Total property and equipment                                         299,447       312,126
                                                                              -----------------------------
Other assets
      Prepaid expenses and deposits                                                    9,468         9,468

                                                                              -----------------------------
      Total assets                                                            $      440,124 $     546,160
                                                                              =============================
                          LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities

      Accounts payable                                                        $      621,686 $     684,678
      Accrued liabilities                                                            116,326       458,947
      Short term debt                                                                125,265       132,614
      Bank overdraft                                                                       -           192
      Customer deposit                                                               360,470       428,891
      Stock committed to be issued                                                       500             -
      Notes payable                                                                  110,500        90,500
      Related party payable                                                           50,000        57,500
      Related parties - short term                                                 1,028,558       683,041
                                                                              -----------------------------
                Total current liabilities                                          2,413,305     2,536,363

      Total liabilities                                                            2,413,305     2,536,363
                                                                              -----------------------------
Shareholders' equity (deficit)

      Preferred stock  10,000,000  shares  authorized  Series A preferred stock,
      $0.01 par value, 50 shares authorized,
           30 shares issued and outstanding                                          360,000       360,000
      Series B preferred stock, $0.001 par value, 100 shares authorized,
           20 shares issued and outstanding                                           20,000        20,000
      Common stock, $0.0001 par value: 500,000,000 shares authorized
        55,890,117 shares issued and outstanding, respectively                         5,589         5,589
      Additional paid-in capital                                                   4,880,270     4,880,270
      Accumulated deficit                                                         (7,239,040)   (7,256,062)

                                                                              -----------------------------
                Total shareholders' equity (deficit)                              (1,973,181)   (1,990,203)

                                                                              -----------------------------
Total liabilities and shareholders' equity (deficit)                          $      440,124 $     546,160
                                                                              =============================

The accompanying notes are an integral part of these financial statements.

                                       F-1






              MEDINA INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                             For the Three Months Ended
                                                                                                       July 31,
                                                                                               2012              2011

                                                                                        ------------------------------------
Sales, net                                                                              $        642,755  $         300,662
Cost of Goods Sold                                                                               463,426            177,292
                                                                                        ------------------------------------
      Gross profit (loss)                                                                        179,329            123,370
                                                                                        ------------------------------------
General and administrative expenses                                                              105,500            477,290
Selling and marketing expenses                                                                    41,237             26,198
Write-off of assets                                                                                    -                  -
                                                                                        ------------------------------------
      Income (loss) from operations                                                               32,592           (380,118)
                                                                                        ------------------------------------
Other income                                                                                           -                  -
Interest expense                                                                                 (15,570)           (52,012)
                                                                                        ------------------------------------
      Net other Income (loss)                                                                    (15,570)           (52,012)

                                                                                        ------------------------------------
Net Income (Loss) from operations                                                       $         17,022  $        (432,130)
                                                                                        ====================================
Net loss per share:
      Basic                                                                             $           0.00  $           (0.01)
                                                                                        ====================================
      Diluted                                                                           $           0.00  $           (0.01)
                                                                                        ====================================
Weighted average number of shares outstanding:
      Basic                                                                                   55,890,117         51,208,323
                                                                                        ====================================
      Diluted                                                                                 55,890,117         51,208,323
                                                                                        ====================================
      The accompanying notes are an integral part of these financial statements.

                                       F-2






              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    For the Three Months Ended July 31, 2012
                                   (Unaudited)


                                             Preferred Stock Preferred Stock  Additional
                        Common Stock             Series A      Series B         Paid-In   Accumulated
                      Shares    Amount       Shares  Amount  Shares  Amount     Capital      Deficit      Totals
                     -------------------------------------------------------------------------------------------
Balance - April 30,  55,890,117  5,589        30    360,000    20    20,000   4,880,270 $ (7,256,062) $(1,990,203)
          2012

Net income (loss)              -     -         -          -     -         -           -       17,022        17,022
                     --------------------------------------------------------------------------------------------
Balance - July 31,  255,890,117  5,589        30    360,000    20    20,000   4,880,270 $ (7,239,040)  $(1,973,181)
          2012
                    ==============================================================================================

      The accompanying notes are an integral part of these financial statements.





              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     For the Three Months Ended
                                                                                              July 31,
                                                                                      2012             2011

                                                                                --------------------------------
Cash flows from operating activities:
Net income (loss)                                                               $        17,022 $      (432,130)

Adjustments  to  reconcile  net  income  (loss)  to net cash  used in  operating activities:
      Common stock expenses                                                                 500         245,000
      Depreciation expenses                                                              24,536          41,854
      Write-off of fixed assets                                                               -               -
Changes in operating assets and liabilities:
      Decrease (Increase) in accounts receivable                                              -         (20,053)
      Decrease (Increase in other receivable                                                  -          (2,108)
      Decrease (Increase) in inventory                                                  124,926          35,486
      Increase (Decrease) in accounts payable                                           (62,992)        117,913
      Increase (Decrease) in accrued liabilities                                          3,445          73,205
      Increase (Decrease) in customer deposits                                          (68,421)       (147,695)
      (Increase) decrease in prepaid expenses                                                 -               -
                                                                                --------------------------------
      Total adjustments                                                                  21,994         343,602
                                                                                --------------------------------
Net cash received (used) in operating activities                                         39,016         (88,528)
                                                                                --------------------------------
Cash flow from investing activities:
      Purchase of property and equipment                                                (11,857)              -
                                                                                --------------------------------
      Total cash flow used in investing activities                                      (11,857)              -
                                                                                --------------------------------
Cash flows from financing activities:
      Bank overdraft                                                                       (192)              -
      Proceeds (Payments) from notes payable                                             20,000          86,797
      Proceeds (Payments) from related party note payable                                (7,500)         (6,401)
      Proceeds (Payments) from related party note payable shareholders                     (549)              -
      Proceeds (Payments) on lines of credit & credit cards                              (7,349)         (4,505)
      Proceeds from stock subscription                                                        -               -
                                                                                --------------------------------
      Total cash flow provided (used) by financing activities                             4,410          75,891

Net increase (decrease) in cash and cash equivalents                                     31,569         (12,637)

Cash and cash equivalents - beginning of period                                               -          17,353
                                                                                --------------------------------
Cash and cash equivalents - end of period                                       $        31,569 $         4,716
                                                                                ================================
Supplemental disclosure of cash flow information:
      Interest Paid                                                             $        15,570 $        17,012
                                                                                ================================
      Taxes Paid                                                                $             - $             -
                                                                                ================================
Supplemental schedule of noncash investing and financing activities:
      Stock issued from services                                                $        30,513 $       245,000
                                                                                ================================


The accompanying notes are an integral part of these financial statements.

                                       F-4


              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JULY 31, 2012
                                   (Unaudited)

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

Presentation of Interim Information
-----------------------------------

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2012 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of subsidiaries, Medina Marine, Inc., Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern
-------------

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2012, the Company's current liabilities exceeded its current assets by $2,282,159. Also, the Company's operations generated $642,755 revenue during the current period ended and the Company's accumulated deficit is $7,239,085.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2012 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our three wholly owned subsidiaries, Harbor Guard Boats, Inc. and Medina Marine, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with ASC 650 "Revenue Recognition." Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as unearned revenue.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At July 31, 2012 and April 30, 2012, the Company had $237,718 in its allowance for doubtful accounts.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the three months ended July 31, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of July 31, 2012, inventory consisted of the following:

                            Inventory                         Cost
                            ---------                         ----

Parts                                                         $         0
Work-in-Progress                                                   99,640
Finished Goods                                                          0
                                                           ----------------
Total Inventory                                                $   99,640
                                                           ================

NOTE 4. FIXED ASSETS

As of July 31, 2012, fixed assets consisted of the following:

Property and Equipment                                               Cost
----------------------                                               ----

Machinery and equipment; including molds & tools                  $672,502
Computers                                                           13,535
Furniture & fixture                                                  2,537
Office equipments                                                    4,540
Fire Extinguisher                                                      500
Intangible Assets                                                   71,575
                                                         ------------------
Total Property and Equipment                                       765,189
Less accumulated depreciation                                     (465,742)
                                                         ------------------
Fixed Assets, Net                                                 $299,447
                                                         ==================

NOTE 5. SHORT-TERM DEBT

As of July 31, 2012, Short term debts consisted of the following:

Financial Institutions
----------------------

Citi bank                                                        $  94,866
Wells Fargo bank                                                     8,000
Credit Cards                                                        22,379
                                                           -------------------
Total Short Term debt                                            $ 125,265
                                                           ===================

At July 31, 2012, the Company has a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this loan was $94,886.

At July 31, 2012, the Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable in monthly installments over a period of 60 monthly installments of $212.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 6. RELATED PARTY TRANSACTION

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.

NOTE 7. CUSTOMER DEPOSIT

Deposit from customers at the end of quarter ended July 31, 2012 consists of the following:

         Deposit for commercial boats                       $   339,970
         Deposit for recreational boats                          20,500
                                                             -----------
                           Total                             $  360,470
                                                             ===========


NOTE 8. NOTE PAYABLE

Deposit from customers at the end of quarter ended July 31, 2012 consists of the following:


Notes payable - related party                                      $ 50,000
Notes payable - others                                              110,500
                                                                    -----------
Total                                                              $160,500
                                                                    ===========


At July 31, 2012, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $14,000.

At July 31, 2012, the Company had an unsecured convertible note payable with an unrelated party in the amount of $90,500, which bears at 8-22% interest and is currently due. The note is convertible at the holders' option (principal & interest) in full or part into common stock at 60% of the average of the three lowest market bid prices on the Company's common stock from the previous 10 days' quotes. The Company recognized a $95,000 beneficial conversion expense during the year ended April 30, 2012 with an offset to additional paid in capital.

NOTE 9. SHAREHOLDERS' LOANS

At July 31, 2012, Shareholders' loans consisted of the following:

Daniel Medina, President & Director                      $256,444
Madhava Rao Mankal, Chief Financial Officer  & Director   241,330
                                                          -------
Total                                                    $497,774
                                                          ========

Shareholder's loan from shareholder of the Company, unsecured, 10% interest per annum, due on demand.

NOTE 9. STOCKHOLDERS' EQUITY

During the quarter ended July 31, 2012, the Company did not issue any shares of its common stock.

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

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.

NOTE 11 - SUBSEQUENT EVENTS

On August 31, 2012, the Board of Directors of the Company authorized the creation of a new series of its Preferred Stock. On August 28, 2012, the Company amended its Articles of Incorporation to designate the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ("Series C Preferred Stock") has 500 authorized shares. At the time of this filing no shares of the Series C Preferred Stock have been issued.

The holders of the Series C Preferred Stock have a voting right equal to that of the common stock holders in any matter that the common stock holders of the Company are able to vote upon. The Series C Preferred Stock is equal to such number of votes as shall be equal to the aggregate number of shares of common stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date determined for any vote.

The Series C Preferred Stock is convertible into shares of the Company's restricted common stock. The Series C Preferred Stock will convert at a rate of 1 share of Series C Preferred Stock for 62,500 shares of the Company's common stock.

The Company has evaluated it activities subsequent to the period ended July 31, 2012, through September 05, 2012 and found no reportable subsequent events.

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

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

The Company, under its two wholly owned subsidiaries, Harbor Guard Boats, Inc. and Medina Marine, Inc., plans to manufacture and sell recreational and commercial boats.

The Company engages approximately six full time employees. Our President and Chief Financial Officer have been engaged on full time to work with Harbor Guard Boats, Inc.

On August 31, 2012, the Board of Directors of the Company authorized the creation of a new series of its Preferred Stock. On August 28, 2012, the Company amended its Articles of Incorporation to designate the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ("Series C Preferred Stock") has 500 authorized shares. At the time of this filing no shares of the Series C Preferred Stock have been issued.

The holders of the Series C Preferred Stock have a voting right equal to that of the common stock holders in any matter that the common stock holders of the Company are able to vote upon. The Series C Preferred Stock is equal to such number of votes as shall be equal to the aggregate number of shares of common stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date determined for any vote.

The Series C Preferred Stock is convertible into shares of the Company's restricted common stock. The Series C Preferred Stock will convert at a rate of 1 share of Series C Preferred Stock for 62,500 shares of the Company's common stock.

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

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended July 31, 2012 Compared To The Same Period Ended July 31, 2011

The Company recognized $642,755 in revenues during the three months ended July 31, 2012 compared to $300,662 during the three months ended July 31, 2011. This resulted in an increase of sales over the prior period of $342,092. We sold two boats during the quarter ended July 31, 2012, one of which was aluminum, with a higher sale price compared to two during the quarter ended July 31, 2011.

During the three months ended July 31, 2012 general and administrative expenses decreased by $371,790 or 77.89% to $105,500 compared to $477,290 for the quarter ended July 31, 2011. Selling and marketing expenses increased by $15,039 to $41,237 for the quarter ended July 31, 2012 compared to $26,198 for the quarter ended July 31, 2011. The increase is mainly due to increase in sales commission for the quarter ended July 31, 2012 caused by the increase in sales.

During the three months ended July 31, 2012 interest expense decreased by $36,442 or 70.06% to $15,570 compared to $52,012 for the period ended July 31, 2011. This decrease is due to interest expense amount of $35,000 on account of the loss on the conversion feature of the loan agreement for the quarter ended July 31, 2011.

During the three months ended July 31, 2012, the Company recognized a net income of $17,022 compared to a net loss of $432,130 for the quarter ended July 31, 2011. The increase of $449,152 was due to the write off of the cost of the 3,000,000 shares valued at $219,600 originally issued towards the acquisition of 51% of Wintec Protective Systems, Inc., cost of administration expenses of Wintec Protective Systems, Inc., and legal expenses. In March 2012, the Company entered into a Settlement Agreement and Mutual Release, which terminated the original purchase agreements and as a result Wintec Protective Systems, Inc. is no longer a subsidiary of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2011, we had total current assets of $131,209, consisting of cash of $31,569 and $99,640 in inventory. At July 31, 2012, the Company had current liabilities of $2,413,305. At July 31, 2012, the Company has a working capital deficit of $2,282,096. The Company will need to raise capital through loans or private placements in order to carry out any operational plans.

During the three months ended July 31, 2012, the Company provided $39,016 from its operating activities. The Company used $11,857 for purchase of equipment. The Company used $4,410 through financing activities during the three months ended July 31, 2011.

During the three months ended July 31, 2011, the Company used $88,528 from its operating activities. The Company had $4,716 in cash at July 31, 2011. The Company used $75,891 through financing activities during the three months ended July 31, 2011.

At July 31, 2011, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $14,000.

At July 31, 2012, the Company had an unsecured convertible note payable with an unrelated party in the amount of $90,500, which bears at 8-22% interest and is currently due. The note is convertible at the holders' option (principal & interest) in full or part into common stock at 60% of the average of the three lowest market bid prices on the Company's common stock from the previous 10 days' quotes.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended July 31, 2012. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS -
               NONE


ITEM 2.  CHANGES IN SECURITIES
               NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -


               NONE

ITEM 4.  MINE SAFETY DISCLOSURES. .

            NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION

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

                        MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)


Dated:  September 10, 2012     By: /s/ Daniel Medina
                                       --------------
                                       Daniel Medina, President

Dated: September 10, 2012      By: /s/ Madhava Rao Mankal
                                       ------------------
                                       Madhava Rao Mankal, Chief Financial
                                       Officer (Principal Accounting Officer)