Form 10-Q/A
period 2012-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2012-09-18
CIK 1093248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q/A
                                Amendment No. 1
                                -----------------

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




PART I. - FINANCIAL INFORMATION


                               EXPLANATORY NOTE

Medina International Holdings, Inc., (the "Company"), is filing this amendment to its quarterly report on Form 10-Q/A for the period ended July 31, 2012 filed with the Securities and Exchange Commission on September 11, 2012, for the purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.




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

                        MEDINA INTERNATIONAL HOLDINGS, INC.
                                  (Registrant)


Dated:  September 17, 2012     By: /s/ Daniel Medina
                                       --------------
                                       Daniel Medina, President

Dated: September 17, 2012      By: /s/ Madhava Rao Mankal
                                       ------------------
                                       Madhava Rao Mankal, Chief Financial
                                       Officer (Principal Accounting Officer)