Form 10-Q
period 2012-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2012-12-13
CIK 1093248

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

                 For the quarterly period ended October 31, 2012

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________


                        Commission file number: 000-27211

                       MEDINA INTERNATIONAL HOLDINGS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                      84-1469319
     -------------------                        ---------------------------
   (State of Incorporation)                     (IRS Employer ID Number)


                        1802 Pomona Rd., Corona, CA 92880
              -----------------------------------------------------
                    (Address of principal executive offices)

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

As of October 31, 2012, there were 55,890,117 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                  Page
                                                                                                                            ----
Consolidated Balance Sheets - October 31, 2012 and April 30, 2012                         F-1

Consolidated Statements of Operations -
   Three months and six months ended October 31, 2012 and 2011                            F-2

Statements of Cash Flows -
   Six months ended October 31, 2012 and 2011                                             F-3

Statement of Changes in Stockholders' Equity (Deficit)                                    F-4

Notes to Consolidated Financial Statements                                                F-5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                                       14

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable


Item 4. Controls and Procedures
PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                       20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            Not Applicable

Item 3. Defaults Upon Senior Securities                                        Not Applicable

Item 4.  Mine Safety Disclosures                                               Not Applicable

Item 5. Other Information                                                      Not Applicable

Item 6. Exhibits
SIGNATURES                                                                                                      22


PART I. - FINANCIAL INFORMATION




               MEDINA INTERNATIONAL HOLDINGS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   October 31,    April 30,
                                                                                      2012           2011
                                                                                  (Unaudited)     (Audited)
                                                                                ------------------------------
                          ASSETS

Current assets

      Cash                                                                      $      209,626 $            -
      Receivables                                                                      237,718        237,718
      Reserve                                                                         (237,718)      (237,718)
                                                                                ------------------------------
        Total receivables                                                                    -              -
                                                                                ------------------------------
      Inventory                                                                        275,466        224,566
                                                                                ------------------------------
                Total current assets                                                   485,092        224,566
                                                                                ------------------------------
Property and equipment                                                                 780,655        753,332
      Accumulated depreciation                                                        (488,503)      (441,206)
                                                                                ------------------------------
                Total property and equipment                                           292,152        312,126
                                                                                ------------------------------
Other assets
      Prepaid expenses                                                                   9,370          9,468

                                                                                ------------------------------
      Total assets                                                              $      786,614 $      546,160
                                                                                ==============================
                          LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities

      Accounts payable                                                          $      636,222 $      684,678
      Accrued liabilities                                                               47,261        458,947
      Short term debt                                                                  125,166        132,614
      Bank overdraft                                                                         -            192
      Customer deposit                                                                 796,924        428,891
      Stock committed to be issued                                                         700              -
      Notes payable                                                                    110,500         90,500
      Related party payable                                                             50,000         57,500
      Related parties - short term                                                   1,078,782        683,041
                                                                                ------------------------------
                Total current liabilities                                            2,845,555      2,536,363
                                                                                ------------------------------
Shareholders' equity (deficit)

      Preferred stock  10,000,000  shares  authorized  Series A preferred stock,
      $0.01 par value, 50 shares authorized,
           30 shares issued and outstanding as on October 31, 2012 and April 30, 2012  360,000        360,000
      Series B preferred stock, $0.01 par value, 100 shares authorized,
           20 shares issued and outstanding as on October 31, 2012 and April 30, 2012   20,000         20,000
      Common stock, $0.0001 par value: 500,000,000 shares authorized
        55,890,117 and 55,890,117 shares issued and outstanding as on
        October 31, 2012 and April 30, 2012                                              5,589          5,589
      Additional paid-in capital                                                     4,880,270      4,880,270
      Accumulated deficit                                                           (7,324,800)    (7,256,062)

                                                                                ------------------------------

                Total Medina International holdings, Inc. shareholders' equity      (2,058,941)    (1,990,203)
                 (deficit)
                                                                                ------------------------------
Total liabilities and shareholders' equity (deficit)                            $      786,614 $      546,160
                                                                                ==============================

The accompanying notes are an integral part of these financial statements.

                                       F-1






              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   For the three months ended    For the six months ended
                                                                          October 31,                   October 31,
                                                                    2012          2011                2012         2011

                                                                ---------------------------     ---------------------------
Sales, net                                                      $        57,7$8      139,681    $       700,51$    440,343
Cost of Goods Sold                                                       52,262      112,608            500,050    293,404
                                                                ---------------------------     ---------------------------
             Gross profit (loss)                                           5,496       27,073           200,463    146,939
                                                                ---------------------------     ---------------------------
General and administrative expenses                                   71,537       449,506            192,961      724,091
Selling and marketing expenses                                         6,378        23,447             47,707       49,645
Write-off of assets                                                        -             -                  -      219,600
                                                                ---------------------------     ---------------------------
             Income (loss) from operations                           (72,419)     (445,880)           (40,205)    (846,397)
                                                                ---------------------------     ---------------------------
Other income                                                               -             -                  -            -
Interest expense                                                     (13,009)      (48,441)           (28,533)    (100,454)
                                                                ---------------------------     ---------------------------
             Net other Income (loss)                                 (13,009)      (48,441)           (28,533)    (100,454)
                                                                ---------------------------     --------------------------
Loss before income tax (expense) benefit                             (85,428)     (494,321)           (68,738)    (946,851)
Income tax (expense) benefit                                               -             -                  -            -

                                                                ---------------------------     ---------------------------
Net Income (Loss) from operations                               $    (85,428)$    (494,321)     $     (68,738)$   (946,851)
Less Net (income) loss attributable to noncontrolling interest  $          - $     128,791      $           - $    128,791
                                                                ---------------------------     ---------------------------

Less Net (income) loss attributable to Medina International
 Holdings, Inc.                                                              $    (365,530)
                                                                ===========================     ===========================

Net loss per share:
             Basic                                              $       0.00 $       (0.01)     $        0.00 $      (0.02)
                                                                ===========================     ===========================
             Diluted                                            $       0.00 $       (0.01)     $        0.00 $      (0.02)
                                                                ===========================     ===========================
Weighted average number of shares outstanding:
             Basic                                                55,890,117    55,818,598         55,890,117   51,208,323
                                                                ===========================     ===========================
             Diluted                                              55,890,117    55,818,598         55,890,117   51,208,323
                                                                ===========================     ===========================

The accompanying notes are an integral part of these financial statements.

                                       F-2





              Medina International Holdings, Inc. and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                   For the Six Months Ended October 31, 2012
                                   (Unaudited)



                                                 Additional
                              Common Stock   Preferred Stock Series A Preferred Stock Series B Paid-In    Accumulated
                               Shares    Amount   Shares    Amount    Shares    Amount         Capital     Deficit     Totals
                              ---------------------------------------------------------------------------------------------------

Balance - April 30, 2012      55,890,117  5,589       30     360,000      20     20,000     4,880,270   $(7,256,062) $(1,990,203)

Net income (loss)                     -        -        -           -       -          -            -       (68,738)     (68,738)
                              ---------------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------------
Balance - October 31, 2012    55,890,117  5,589       30     360,000      20     20,000      4,880,270  $(7,324,800)  $(2,058,941)
                              ====================================================================================================



The accompanying notes are an integral part of these financial statements.



                                      F-3





              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the six months ended
                                                                                            October 31,
                                                                                      2012             2011

                                                                                --------------------------------
Cash flows from operating activities:
Net income (loss)                                                               $       (68,738)$      (946,851)

Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating  activities:
      Depreciation expenses                                                              47,297          63,920
      Stock issued for acquiring 51% of Wintec                                                -         259,600
      Interest on Convertible Notes                                                           -          68,333
      Stock issued for services                                                             700          13,000
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                              -         (14,837)
       (Increase) decrease in other receivable                                                -               -
       (Increase) decrease in inventory                                                 (50,899)         67,205
      Increase (Decrease) in accounts payable
                 and accrued liabilities                                               (460,144)        253,317
      Increase (Decrease) in customer deposits                                          368,033          77,656
      (Increase) decrease in prepaid expenses                                                98          18,449
                                                                                --------------------------------
      Total adjustments                                                                 (94,915)        806,643
                                                                                --------------------------------
Net cash (used) received in operating activities                                       (163,653)       (140,208)
                                                                                --------------------------------
Cash flow from investing activities:
      Purchase of property and equipment                                                (27,323)        (65,533)
                                                                                --------------------------------
      Total cash flow used in investing activities                                      (27,323)        (65,533)
                                                                                --------------------------------
Cash flows from financing activities:
      Proceeds (Payments) from notes payable - related party                             (7,500)         (1,378)
      Proceeds (Payments) from  note payable                                             20,000          90,000
      Proceeds (Payments) on lines of credit & credit cards                              (7,640)         (4,682)
      Proceeds (Payments) from short-term borrowings Shareholders                       395,742          20,192
      Proceeds from sale of stock                                                             -         150,000
                                                                                --------------------------------
      Total cash flow provided (used) by financing activities                           400,602         254,132

Net increase (decrease) in cash and cash equivalents                                    209,626          48,391

Cash and cash equivalents - beginning of period                                               -          17,353
                                                                                --------------------------------
Cash and cash equivalents - end of period                                       $       209,626 $        65,744
                                                                                ================================
Supplemental disclosure of cash flow information:
      Interest Paid                                                             $        10,239 $         5,212
                                                                                ================================
      Taxes Paid                                                                $             - $             -
                                                                                ================================

Accrued payroll accounts of Mr. Daniel Medina and Madhava Rao Mankal amounting to $573,685 transferred from Accounts Payable to Short Term Borrowings accounts.

The accompanying notes are an integral part of these financial statements.


                                      F-4


              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2012
                                   (Unaudited)

NOTE 1. BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company entered into an agreement with WinTec Protective Systems, Inc. on June 28, 2011 to acquire 51% of the equity of Wintec Protective Systems, Inc. in exchange for 3,000,000 common shares of the Company. This agreement was cancelled under the settlement agreement.


Presentation of Interim Information
-----------------------------------

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2012 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of subsidiaries, Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2012, the Company's current liabilities exceeded its current assets by $2,360,463. Also, the Company's operations generated $700,513 revenue during the six months ended October 31, 2012 and the Company's accumulated deficit at October 31, 2012 is $7,324,800.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2012 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Harbor Guard Boats, Inc., and Medina Marine, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At October 31, 2012 and April 30, 2012, the Company had $237,718 in its allowance for doubtful accounts.

Inventory

We carry our inventories at the lower of its cost or market value. Cost is determined using first-in, first-out ("FIFO") method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Fixed Assets

Capital assets are stated at cost. Fixed assets consist of tools (molds), office equipment, fire extinguishers and manufacturing tools and are stated at cost. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of commercial and recreational boats. The Company's products were sold domestically and internationally. The Company does not separate sales activities into different operating segments.

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the six months ended October 31, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


NOTE 3. INVENTORY

As of October 31, 2012 and April 30, 2012, inventory consisted of the following:

                                               October 31,             April 30,
                   Item                            2012                   2012
---------------------------------------- ---------------------- ----------------
Raw material and supplies                $               0      $            0
Work in progress                                   275,465             224,566
Finished goods                                           0                   0
                                         ---------------------- ----------------
Total Inventory                          $        275,465       $     224,566

NOTE 4. FIXED ASSETS

As of October 31, 2012 and April 30, 2012, Property and equipment consisted of the following:



                                                                        October 31,             April 30,
                      Property and Equipment                                2012                  2012
----------------------------------------------------------------- ---------------------- ---------------------
Machinery and equipment, including molds & tools                  $          679,021       $          668,474
Computers                                                                     13,535                   13,535
Furniture and fixtures                                                         2,537                    2,537
Office equipment                                                               4,540                    3,286
Fire extinguisher                                                                500                      500
Intangible assets                                                             80,522                   65,000
                                                                  ---------------------- ---------------------
Total property and equipment                                                 780,655                  753,332
Less: Accumulated Depreciation                                              (488,503)                (441,206)
                                                                  ---------------------- ---------------------
Total Property and equipment                                      $          292,152        $         312,126
                                                                  ====================== =====================


The Company has spent on Designs for new designs for 30' and 37' models and the Company is developing a 20' mold during the six months period ended October 31, 2012.

NOTE 5. PREPAID EXPENSES AND OTHER ASSETS

As of October 31, 2012 and April 30, 2012, prepaid expenses and other assets included operating expenses, vendor deposit and trade mark in the amount of $9,370 and $9,468, respectively.

NOTE 6. ACCRUED LIABILITIES

As of October 31, 2012 and April 30, 2012, accrued liabilities consisted of the following:


                                                                        October 31,             April 30,
                        Accrued Liabilities                                 2012                  2012
----------------------------------------------------------------- ---------------------- ---------------------
Interest - shareholder loan                                       $                0    $            70,372
Interest - related party                                                      15,000                 14,000
Interest - notes payable                                                       9,894                  7,179
Payroll and taxes                                                              9,295                354,324
Warranty liabilities                                                          13,072                 13,072
                                                                  ---------------------- ---------------------
Total Accrued liabilities                                         $           47,261      $         458,947
                                                                  ====================== =====================


NOTE 7. SHORT-TERM DEBT

As of October 31, 2012 and April 30, 2012, short term debt consisted of the following:


                                                           October 31,             April 30,
                   Short-Term Debt                             2012                   2012
---------------------------------------------------- ---------------------- ----------------------
Line of credit - Financial Institution               $        101,029        $          94,932
Credit card                                                    24,137                   37,682
                                                     ---------------------- ----------------------
Total                                                $        125,166        $         132,614
                                                     ====================== ======================

As of October 31, 2012, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% with monthly payments due. The outstanding balance as of October 31, 2012 was $94,886.

At October 31, 2012, Company owed $6,142. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.

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

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.


NOTE 10. CUSTOMER DEPOSIT

As of October 31, 2012 and April 30, 2012, customer deposit consisted of the following:


                                                      October 31,             April 30,
                Customer Deposits                         2012                   2012
----------------------------------------------- ---------------------- ----------------------
Deposit for commercial boats                    $         776,424      $         408,391
Deposit for recreational boats                             20,500                 20,500
                                                ---------------------- ----------------------
Total customer deposits                         $         796,924      $         428,891
                                                ====================== ======================

NOTE 11. NOTE PAYABLE

As of October 31, 2012 and April 30, 2012, notes payable consisted of the following:


                                                                        October 31,             April 30,
                           Notes Payable                                    2012                  2012
----------------------------------------------------------------- ---------------------- ---------------------
Notes payable - related party                                     $          50,000      $           57,500
Notes payable - other                                                       110,500                   90,500
                                                                  ---------------------- ---------------------
Total notes payable                                               $        160,500       $         148,000
                                                                  ====================== =====================

As of October 31, 2012, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears interest at 8% per annum. As of October 31, 2012, accrued Interest on this note was $15,000.

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

The convertible notes for $42,500 issued to Asher in August 1, 2011 are due and maturity date on the May 1, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $28,333 as interest expense loss on the above transaction.

The above two notes in the amount of $52,500 and $42,500 have been transferred in the name of C. S. Seshadri upon payment on the above notes.

NOTE 12. SHAREHOLDERS' LOANS

As of October 31, 2012 and April 30, 2012, shareholders loans consisted of the following:


                                                                           October 31,             April 30,
                         Shareholders' Loans                                   2012                   2012
-------------------------------------------------------------------- ---------------------- ----------------------
Daniel Medina, President & Director                                  $         260,703       $         360,629
Madhava Rao Mankal, Chief Financial Officer & Director                         244,393                 322,412
Accrued Payroll - Daniel Medina                                                291,769                       0
Accrued Payroll - Madhava Rao Mankal                                           281,917                       0
                                                                     ---------------------- ----------------------
Total Shareholders' Loans                                            $       1,078,782       $         683,042
                                                                     ====================== ======================

Shareholder's loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 13. STOCKHOLDERS' EQUITY

Common Stock

The Company has been authorized to issue, 500,000,000 shares of common stock with a par value of $0.0001. As of October 31, 2012 and April 30, 2012, the Company had 55,890,117 and 55,890,117 shares of its common stock issued and outstanding respectively.

Preferred Stock

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series `A' preferred stock ("Series A"). The Series `A' has a stated value $12,000 per share, each one share of Series `A' is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at any time, is redeemable by the Company in whole or in part at any time at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series `A' is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series `A' could be converted into common shares were issued or outstanding at October 31, 2012.

The Company has issued 30 shares of its Series `A' preferred stock to two of its executive officers, Messrs. Madhava Rao Mankal, CFO of the Company and Daniel Medina, President of the Company. Mr. Mankal and Mr. Medina each received 15 shares of Series `A' preferred stock, which was valued at $360,000 in total. No shares were issued during the three months ended October 31, 2012.

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

The Company has evaluated it activities subsequent to the period ended October 31, 2012, through November 30, 2012 and found no reportable subsequent events.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The Settlement Agreement provides for a the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the Collective Sales of every 24', 26' and 28' boat manufactured per calendar year by HGB AND MIHI from Mardikian molds or any current or future sublicensed subsidiary or affiliate of HGB AND MIHI (together the "Selling Entities"). If the Selling Entities sell four (4) or fewer boats in a calendar year, then HGB AND MIHI shall not pay the Mardikian Parties any sum toward the Contingency Payment for the calendar year. If the Selling Entities sell five (5) or more boats in a calendar year, then HGB AND MIHI shall make payments toward the Contingency Payment upon the sale of the fifth boat and each boat thereafter per the following schedule of payments for each boat sold.

Pursuant to the Settlement Agreement, once the contingency payments made by the Company and Harbor Guard Boats total in the amount of $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties.

NOTE 15. SUBSEQUENT EVENTS

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


RESULTS OF OPERATION

For the Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

The Company recognized $57,758 in revenues during the three months ended October 31, 2012 as compared to $139,681 for the three months period ended October 31, 2011, resulting in a decrease in sales during the quarter of $81,923. We sold one newly introduced fiberglass pump out boat for the three months ended October 31, 2012 compared to one fiberglass boat during the three months ended October 31, 2011.

Our cost of goods sold for the three months ended October 31, 2012 was $52,262 compared to $112,608 during the three months ended October 31, 2011. The decrease in cost of goods sold of $60,346 or 53.58% was a result of decrease in corresponding sales activities.

During the three months ended October 31, 2012, we incurred general and administrative expenses of $71,537 compared to $449,506 during the three months ended October 31, 2011. The decrease in general and administrative expenses for the three months period ended October 31, 2012 of $377,969 or 84.08% was mainly due to the decrease of development expenditure of Wintec Protective Systems, Inc. and professional & legal expenses.

During the three months ended October 31, 2012, the Company incurred selling and marketing expenses of $6,376 compared to $23,447 during the three months ended October 31, 2011. The decrease of $17,071 or 72.80% in selling expenses was primarily due to the decrease in selling commissions of $17,504.

Interest expense decreased by $35,432 or 73.14% for the three month period ended October 31, 2012. The Company incurred $13,009 for the three month period ended October 31, 2012 compared to $48,441 for the three month period ended October 31, 2011. Decreases in interest expenses was mainly due to reduction in beneficial interest from additional borrowing.

During the three months ended October 31, 2012, the Company recognized a net loss of $85,428 compared to $494,321 during the three months ended October 31, 2011. Decrease in net loss of $408,893 was result of decrease in administration expenses, selling and marketing and interest expenses.

For the Six Months Ended October 31, 2012 Compared to the Six Months Ended October 31, 2011

The Company recognized $700,513 in revenue during the six months period ended October 31, 2012 as compared to $440,343 for the six months period ended October 31, 2011 resulting in an increase in sales during the period of $260,170. We sold three boats made of custom made aluminum and fiberglass, during the six months ended October 31, 2012 compared to three made out of fiberglass during the six months ended October 31, 2011.

Our cost of goods sold for the six months ended October 31, 2012 was $500,050 compared to $293,404 during the six months ended October 31, 2011. The increase in cost of goods sold of $206,646 or 41.32% was a result due to increase in corresponding sales activities.

During the six months ended October 31, 2012, we incurred general and administrative expenses of $192,960 compared to $724,091 during the six months ended October 31, 2011. The decrease in general and administrative expenses for the six months period ended October 31, 2012 of $531,131 or 73.35% was mainly due to mainly due to the decrease in development expenditure of Wintec Protective Systems, Inc. and Professional & Legal expenses.

During the six months ended October 31, 2012, the Company incurred selling and marketing expenses of $47,707 compared to $49,645 during the six months ended October 31, 2011. The increase of $1,938 or 3.90% was primarily due to the sales commission.

Interest expense decreased by $71,920 or 71.59% for the six month period ended October 31, 2011. The Company incurred $28,534 for the six month period ended October 31, 2012 compared to $100,454 for the six month period ended October 31, 2011. Decreases in interest expense is mainly due to decrease in beneficial interest from additional borrowing.

During the six months ended October 31, 2012, the Company recognized a net loss of $68,738 compared to $946,851 during the six months ended October 31, 2011. Decrease in net loss of $878,113 or 92.74% was a result of the $531,131 decrease in administration expenses and cost of acquisition of Wintec Protective Systems, Inc. of $219,600.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2012, the Company had $209,626 cash on hand, an inventory of $275,465 and net property and equipment of $292,152. The Company's total current liabilities were $2,845,555 as of October 31, 2012, which was represented mainly accounts payable of $636,221, accrued liabilities of $47,261, deposits from customers of $796,924, short-term debt of $125,166, notes payable of $110,500 and short-term borrowings from shareholders totaling $1,078,782. At October 31, 2012, the Company's current liabilities exceeded current assets by $2,360,463.

The Company used $163,653 in operating activities for the six months period ended October 31, 2012 compared to usage of $140,208 for six month period ended October 31, 2011.

The Company used $27,323 in investing activities for the six months period ended October 31, 2012 compared to $65,533 for six month period ended October 31, 2011.

During the six months period ended October 31, 2012, the Company provided $400,602 in financing activities includes loan in the amount of $20,000 from unrelated party and $395,742 from short-term borrowings from shareholder. The $395,742 includes accounts payable to shareholders. The Company made payments includes $7,640 towards the lines of credits and credit cards and $7,500 towards notes payable related parties held by the Company.

During the six months period ended October 31, 2011, the Company provided $254,132 in financing activities includes loan in the amount of $90,000 from unrelated party, proceeds from sale of restricted stock for $150,000 and $20,192 from short-term borrowings from shareholder. The Company made payments includes $4,682 towards the lines of credits and credit cards and $1,378 towards notes payable related parties held by the Company.

Loan from unrelated party during six months ended October 31, 2011 includes convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 are due and maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction.

The convertible notes for $42,500 issued to Asher in August 1, 2011 are due and maturity date on the May 1, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $28,333 as interest expense loss on the above transaction.

The Company has an accumulated deficit, as of October 31, 2012, of $7,324,800 compared to $7,256,062 as of April 30, 2012.

Going Concern

The Company's auditors have issued a "going concern" qualification independent registered public accounting firm's report on the Company's financial statements as part of their opinion in the Audit Report. For the year ended April 30, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability of the Company to continue as a "going concern."

Short Term.

On a short-term basis, we do not generate revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as we continue to develop our operations. For short term needs we will be dependent on receipt, if any, of offering proceeds.

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

Contractual Obligations and Other Commercial Commitments

The Company does not have sufficient capital to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent the Company from accomplishing its goal of expanding operations. There is no assurance that the Company will be able to carry out our business. No commitments to provide additional funds have been made by the Company's management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to cover its expenses as they are incurred.

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

As of October 31, 2012, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2012, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2012, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2012, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2012 and April 30, 2012, we were not involved in any unconsolidated SPE transactions.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2012. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

 There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                               MEDINA INTERNATIONAL HOLDINGS, INC.
                                         (Registrant)



Dated: December 12, 2012          By: /s/ Daniel Medina
                                     -----------------------------------
                                          Daniel Medina,  President



Dated: December 12, 2012          By: /s/ Madhava Rao Mankal
                                      -----------------------------------
                                          Madhava Rao Mankal,
                                          Chief Financial Officer
                                          (Principal Accounting Officer)