Form 10-Q
period 2013-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2013-03-15
CIK 1093248

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

              For the quarterly period ended January 31, 2013

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

As of January 31, 2013, there were 55,890,117 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                  Page
                                                                                                                            ----
Consolidated Balance Sheets - January 31, 2013 and April 30, 2012                         F-1

Consolidated Statements of Operations -
   Three months and nine months ended January 31, 2013 and 2012                           F-2

Statements of Cash Flows -
   Nine months ended January 31, 2013 and 2012                                            F-3 & 4

Statement of Changes in Stockholders' Equity (Deficit)                                    F-5

Notes to Consolidated Financial Statements                                                F-6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                 1

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable       6


Item 4. Controls and Procedures                                                           7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                 7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable      7

Item 3. Defaults Upon Senior - Not Applicable                                             7

Item 4.  Mine Safety Disclosures - Not Applicable                                         7

Item 5. Other Information - Not Applicable                                                8

Item 6. Exhibits                                                                          8

SIGNATURES                                                                                9


PART I. - FINANCIAL INFORMATION



               MEDINA INTERNATIONAL HOLIDNGS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  January 31,     April 30,
                                                                                      2013           2012
                                                                                  (Unaudited)     (Audited)
                                                                                ------------------------------
                          ASSETS

Current assets

      Cash                                                                      $      189,934 $            -
      Receivables                                                                      237,718        237,718
      Reserve                                                                         (237,718)      (237,718)
                                                                                ------------------------------
        Total receivables                                                                    -              -
                                                                                ------------------------------
      Inventory                                                                        160,089        224,566
                                                                                ------------------------------
                Total current assets                                                   350,023        224,566
                                                                                ------------------------------

Property and equipment                                                                 788,155        753,332
      Accumulated depreciation                                                        (514,213)      (441,206)
                                                                                ------------------------------
                Total property and equipment                                           273,942        312,126
                                                                                ------------------------------

Other assets
      Prepaid expenses                                                                  15,644          9,468

                                                                                ------------------------------
      Total assets                                                              $      639,609 $      546,160
                                                                                ==============================

                          LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities

      Accounts payable                                                          $      592,790 $      684,678
      Accrued liabilities                                                               42,387        458,947
      Short term debt                                                                  128,709        132,614
      Bank overdraft                                                                         -            192
      Customer deposit                                                                 762,349        428,891
      Stock subscription payable                                                         2,200              -
      Notes payable                                                                    110,500         90,500
      Related party payable                                                             50,000         57,500
      Related parties - short term                                                   1,250,887        683,041
                                                                                ------------------------------
                Total current liabilities                                            2,939,822      2,536,363
                                                                                ------------------------------
Shareholders' equity (deficit)

      Preferred stock  10,000,000  shares  authorized  Series A preferred stock,
      $0.01 par value, 50 shares authorized,
           30 shares issued and outstanding as on January 31, 2013 and April 30, 2012  360,000        360,000
      Series B preferred stock, $0.01 par value, 100 shares authorized,
           20 shares issued and outstanding as on January 31, 2013 and April 30, 2012   20,000         20,000
      Common stock, $0.0001 par value: 500,000,000 shares authorized
        55,890,117 and 55,890,117 shares issued and outstanding as on
        January 31, 2013 and April 30, 2012                                              5,589          5,589
      Additional paid-in capital                                                     4,880,270      4,880,270
      Accumulated deficit                                                           (7,566,072)    (7,256,062)

                                                                                ------------------------------

                Total Medina International Holdings, Inc. shareholders' equity
                (deficit)                                                           (2,300,213)    (1,990,203)

                                                                                ------------------------------
Total liabilities and shareholders' equity (deficit)                            $      639,609 $      546,160
                                                                                ==============================

The accompanying notes are an integral part of these financial statements.

                                       F-1






              MEDINA INTERNATIONAL HOLIDNGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   For the three months ended   For the nine months ended
                                                                        January 31,                      January 31,
                                                                    2013          2012                2013         2012

                                                                ---------------------------     ---------------------------

Sales, net                                                      $      347,86$           9,576  $    1,048,373$     449,919
Cost of Goods Sold                                                     346,966         35,436           877,384     328,841
                                                                ---------------------------     ---------------------------
             Gross profit (loss)                                             895      (25,860)          170,989     121,078
                                                                ---------------------------     ---------------------------
General and administrative expenses                                  226,289       408,813            389,377    1,126,004
Selling and marketing expenses                                        28,475        31,487             76,233       88,032
Write-off of assets                                                        -             -                  -      219,600
                                                                ---------------------------     ---------------------------
             Income (loss) from operations                          (253,869)     (466,160)          (294,621)  (1,312,558)
                                                                ---------------------------     ---------------------------
Other income                                                          26,722        17,164             24,874       17,164
Interest expense                                                     (13,579)      (23,665)           (40,263)    (124,119)
                                                                ---------------------------     ---------------------------
             Net other Income (loss)                                  13,143        (6,501)           (15,389)    (106,955)
                                                                ---------------------------     ---------------------------
Net (income) loss                                               $   (240,726)$    (472,661)     $    (310,010)$ (1,419,513)
                                                                ===========================================================
Net loss per share:
             Basic                                              $       0.00 $       (0.01)     $       (0.01)$      (0.03)
                                                                ===========================     ===========================
             Diluted                                            $       0.00 $       (0.01)     $       (0.01)$      (0.03)
                                                                ===========================     ===========================
Weighted average number of shares outstanding:
             Basic                                                55,890,117    53,723,597         55,890,117   53,723,597
                                                                ===========================     ===========================
             Diluted                                             55,890,117     53,723,597         55,890,117   53,723,597
                                                                ===========================     ===========================

The accompanying notes are an integral part of these financial statements.






              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                   For the Nine Months Ended January 31, 2013
                                   (Unaudited)



                                                                            Preferred Stock       Preferred Stock         Additional
                                                  Common Stock                 Series A              Series B               Paid-In
                                               Shares        Amount      Shares       Amount      Shares      Amount         Capital
                                           -----------------------------------------------------------------------------------------

Balance - April 30, 2012                        55,890,117       5,589          30      360,000          20      20,000   4,880,270

Net income (loss)                                        -           -           -            -           -           -           -
                                           -----------------------------------------------------------------------------------------

Balance - January 31, 2013                      55,890,117       5,589          30      360,000          20      20,000   4,880,270
                                           =========================================================================================



The accompanying notes are an integral part of these financial statements.



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                   For the Nine Months Ended January 31, 2013
                                   (Unaudited)

(continued)


                                   Accumulated
                                      Deficit          Totals
                                    ------------------------------


Balance - April 30, 2012           $ (7,256,062)     $ (1,990,203)

Net income (loss)                      (310,010)         (310,010)
                                  ----------------------------------

Balance - January 31, 2013         $ (7,566,072)     $ (2,300,213)
                                  ==================================


The accompanying notes are an integral part of these financial statements.





              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    For the nine months ended
                                                                                           January 31,
                                                                                      2013             2012

                                                                                --------------------------------

Cash flows from operating activities:
Net income (loss)                                                               $      (310,010)$    (1,419,513)

Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating activities:
      Depreciation expenses                                                              73,007          25,647
      Stock issued for acquiring 51% of Wintec                                                -         259,600
      Gain on settlement of accounts payable                                                  -         295,449
      Interest on Convertible Notes                                                           -          63,333
      Stock issued for services                                                           2,200          16,500
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                              -           5,321
       (Increase) decrease in other receivable                                                -               -
       (Increase) decrease in inventory                                                  64,477          13,688
      Increase (Decrease) in accounts payable
                 and accrued liabilities                                                 65,046         220,195
      Increase (Decrease) in customer deposits                                          333,458          77,656
      (Increase) decrease in prepaid expenses                                            (6,167)         23,678
                                                                                --------------------------------
      Total adjustments                                                                 532,021       1,001,067
                                                                                --------------------------------
Net cash (used) received in operating activities                                        222,011        (418,446)
                                                                                --------------------------------
Cash flow from investing activities:
      Purchase of property and equipment                                                (34,823)        (90,799)
                                                                                --------------------------------
      Total cash flow used in investing activities                                      (34,823)        (90,799)
                                                                                --------------------------------
Cash flows from financing activities:
      Proceeds (Payments) from notes payable - related party                             (7,500)         (4,705)
      Proceeds (Payments) from  note payable                                             20,000         102,500
      Proceeds (Payments) on lines of credit & credit cards                              (3,905)         89,992
      Proceeds (Payments) from short-term borrowings Shareholders                        (5,839)         57,775
      Proceeds from sale of stock                                                             -         250,000
                                                                                --------------------------------
      Total cash flow provided (used) by financing activities                              2,756         495,562

Net increase (decrease) in cash and cash equivalents                                    189,944         (13,683)

Cash and cash equivalents - beginning of period                                               -          17,353
                                                                                --------------------------------
Cash and cash equivalents - end of period                                       $       209,626 $         3,670
                                                                                ================================
Supplemental disclosure of cash flow information:
      Interest Paid                                                             $        10,239 $         5,212
                                                                                ================================
      Taxes Paid                                                                $             - $             -
                                                                                ================================

Accrued payroll accounts of Mr. Daniel Medina and Madhava Rao Mankal amounting to $573,685 transferred from Accounts Payable to Short Term Borrowings accounts.

The accompanying notes are an integral part of these financial statements.

                                      F-5

              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED JANUARY 31, 2013
                                   (Unaudited)

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

The Company entered into an agreement with WinTec Protective Systems, Inc. on June 28, 2011 to acquire 51% of the equity of Wintec Protective Systems, Inc. in exchange for 3,000,000 common shares of the Company. The Company has invested $237,718 in Wintec Protective Systems, Inc. under the acquisition agreement. This agreement was cancelled under the settlement agreement, dated March 28, 2012. Wintec Protective Systems, Inc. has agreed to repay $237,718 within two years from the date of settlement agreement.


Presentation of Interim Information
-----------------------------------

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The unaudited financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2012 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP") and include the assets, liabilities, revenues, and expenses of subsidiaries, Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2013, the Company's current liabilities exceeded its current assets by $2,589,799. Also, the Company's operations generated $1,048,373 revenue during the nine months ended January 31, 2013 and the Company's accumulated deficit at January 31, 2013 is $7,566,072.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2013 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned subsidiaries, Harbor Guard Boats, Inc., and Medina Marine, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our consolidated financial statements in conformity with USGAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to;

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At January 31, 2013 and April 30, 2012, the Company had $237,718 in its allowance for doubtful accounts.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the nine months ended January 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


NOTE 3. INVENTORY

As of January 31, 2013 and April 30, 2012, inventory consisted of the following:

                                               January 31,             April 30,
                   Item                            2013                   2012
---------------------------------------- ---------------------- ----------------
Raw material and supplies                $               0      $            0
Work in progress                                   160,089             224,566
Finished goods                                           0                   0
                                         ---------------------- ----------------
Total Inventory                          $         160,089      $      224,566

NOTE 4. FIXED ASSETS

As of January 31, 2013 and April 30, 2012, property and equipment consisted of the following:


                                                                        January 31,             April 30,
                      Property and Equipment                                2013                  2012
----------------------------------------------------------------- ---------------------- ---------------------
Machinery and equipment, including molds & tools                  $        679,021       $          668,474
Computers                                                                   13,535                   13,535
Furniture and fixtures                                                       2,537                   2,537
Office equipment                                                             4,540                   3,286
Fire extinguisher                                                              500                     500
Intangible assets                                                           88,022                  65,000
                                                                  ---------------------- ---------------------
Total property and equipment                                               788,155                 753,332
Less: Accumulated Depreciation                                            (514,213)               (441,206)
                                                                  ---------------------- ---------------------
Total Property and equipment                                      $        273,942       $         312,126
                                                                  ====================== =====================


The 20' mold for production of boats was developed and is ready for production purposes. The expense on the mold is not a research and development (R&D) expense as the mold is used for production. The guidance of ASC 730-10 relates to research and development costs and therefore does not apply to our 20' mold as we are going to use it for production purposes.

As at the year ended April 30, 2012, a majority of the work on the mold was complete and it was decided to depreciate starting year ended April 30, 2012. Management decided to include the mold under its Machinery and Equipment category and is depreciated using seven years useful life, although the mold will last longer than 7 years. We will revise the sub heading to read, 20' Fire Rescue Mold instead of 20' Fire Rescue Mold WIP.

Design Drawings at a cost of $65,000 is for making drawings which helps in building standard 26' and 30' boats. Actual life of the boat design may last longer than 10 years as these standard drawings can be modified to make it custom boat. Therefore, we provided 10 years as the life span.

We invested in two designs of boats for commercially manufacturing boats. We have already built and delivered two boats of both designs. We will use these designs and drawings for future boats manufacturing. We have estimated that the usefulness of these Design and drawings for 10 years, as these designs can be used with minor changes for more than 10 years.

NOTE 5. PREPAID EXPENSES AND OTHER ASSETS

As of January 31, 2013 and April 30, 2012, prepaid expenses and other assets included operating expenses, vendor deposit and trade mark in the amount of $9,370 and $9,468, respectively.

NOTE 6. ACCRUED LIABILITIES

As of January 31, 2013 and April 30, 2012, accrued liabilities consisted of the following:


                                                                        January 31,             April 30,
                        Accrued Liabilities                                 2013                  2012
----------------------------------------------------------------- ---------------------- ---------------------
Interest - shareholder loan                                       $               0      $        70,372
Interest - related party                                                      13113               14,000
Interest - notes payable                                                     11,270                7,179
Payroll and taxes                                                             4,933              354,324
Warranty liabilities                                                         13,072               13,072
                                                                  ---------------------- ---------------------
Total Accrued liabilities                                         $          42,387      $       458,947
                                                                  ====================== =====================


NOTE 7. SHORT-TERM DEBT

As of January 31, 2013 and April 30, 2012, short term debt consisted of the following:



                                                           January 31,             April 30,
                   Short-Term Debt                             2013                   2012
---------------------------------------------------- ---------------------- ----------------------
Line of credit - Financial Institution               $        101,017       $           94,932
Credit card                                                    27,692                   37,682
                                                     ---------------------- ----------------------
Total                                                $        128,709       $          132,614
                                                     ====================== ======================


As of January 31, 2013, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% with monthly payments due. The outstanding balance as of January 31, 2013 was $94,886.

At January 31, 2013, Company owed $6,131. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.

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

NOTE 10. CUSTOMER DEPOSIT

As of January 31, 2013 and April 30, 2012, customer deposit consisted of the following:


                                                      January 31,             April 30,
                Customer Deposits                         2013                   2012
----------------------------------------------- ---------------------- ----------------------
Deposit for commercial boats                    $        741,849       $         408,391
Deposit for recreational boats                              20,500                 20,500
                                                ---------------------- ----------------------
Total customer deposits                         $         796,924      $         428,891
                                                ====================== ======================


NOTE 11. NOTE PAYABLE

As of January 31, 2013 and April 30, 2012, notes payable consisted of the following:


                                                                        January 31,             April 30,
                           Notes Payable                                    2013                  2012
----------------------------------------------------------------- ---------------------- ---------------------
Notes payable - related party                                     $          50,000      $           57,500
Notes payable - other                                                       110,500                   90,500
                                                                  ---------------------- ---------------------
Total notes payable                                               $        160,500       $         148,000
                                                                  ====================== =====================


As of January 31, 2013, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears interest at 0% per annum. As of January 31, 2013, accrued Interest on this note was $13,113.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 have a maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction. Of the $52,500 in principal, $4,500 is converted to 2,500,000 common shares. The balance of the loan amount is $48,000.

The convertible notes for $42,500 issued to Asher in August 1, 2011 had a maturity date on the May 1, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes became immediately due and payable, as a result, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $28,333 as interest expense loss on the above transaction.

Both convertible notes have been transferred by Asher to C.S. Seshadri, the two notes have principal balances of amount of $48,000 and $42,500 and have retained their original terms, as discussed above.

NOTE 12. SHAREHOLDERS' LOANS

As of January 31, 2013 and April 30, 2012, shareholders loans consisted of the following:



                                                                           January 31,             April 30,
                         Shareholders' Loans                                   2013                   2012
-------------------------------------------------------------------- ---------------------- ----------------------
Daniel Medina, President & Director                                  $        651,545       $         360,629
Madhava Rao Mankal, Chief Financial Officer & Director                         599,342                 322,412
                                                                     ---------------------- ----------------------
Total Shareholders' Loans                                            $      1,250,887       $         683,042
                                                                     ====================== ======================



Shareholder's loans are unsecured, accrued at 10% interest per annum and due on demand. Shareholders' loans includes accrued payroll for Daniel Medina and Madhava Rao Mankal, shareholders, officers and directors of the Company.

NOTE 13. STOCKHOLDERS' EQUITY

Common Stock

The Company has been authorized to issue, 500,000,000 shares of common stock with a par value of $0.0001. As of January 31, 2013 and April 30, 2012, the Company had 55,890,117 and 55,890,117 shares of its common stock issued and outstanding respectively.

Preferred Stock

Series A

The Company has been authorized to issue 10,000,000 shares of preferred stock with a par value of $.01, out of which 50 shares have been designated as convertible Series `A' preferred stock ("Series A"). The Series `A' has a stated value $12,000 per share, each one share of Series `A' is convertible into 1% of the outstanding common shares at the time of conversion, may be converted at any time, is redeemable by the Company in whole or in part at any time at a price equal to the greater of (a) $12,000 per share or (b) the market value of the common stock into which the Series `A' is convertible, has preferential liquidation rights to common stock subject to a 150% of invested capital cap, and has voting rights equal to common stock in an amount equal to the number of shares that Series `A' could be converted into common shares were issued or outstanding at January 31, 2013.

The Company has issued 30 shares of its Series `A' preferred stock to two of its executive officers, Messrs. Madhava Rao Mankal, CFO of the Company and Daniel Medina, President of the Company. Mr. Mankal and Mr. Medina each received 15 shares of Series `A' preferred stock, which was valued at $360,000 in total. No shares were issued during the three months ended January 31, 2013.

Series B

During the year ended April 20, 2012, 20 shares of Preferred Series "B" was issued to one individual and were valued at $20,000 per the redemption clause of the Preferred Series B shares. The holders of the Series B Stock have the following rights under the Certificate of Designation with respect to the redemption, at any time, the Company may, in its sole discretion, redeem some or all of the outstanding shares of Series B Stock at a "Redemption Price" equal to the greater of (i) $1,000 per share or (ii) the market value of the common stock into which the Series B Stock is convertible, as of the Redemption Date.


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

The holders of the Series C Preferred Stock would have a voting right equal to that of the common stock holders in any matter that the common stock holders of the Company are able to vote upon. The Series C Preferred Stock is equal to such number of votes as shall be equal to the aggregate number of shares of common stock into which such holder's shares of Series C Stock are convertible immediately after the close of business on the record date determined for any vote.


NOTE 15. SUBSEQUENT EVENTS


The Company has evaluated it activities subsequent to the period ended January 31, 2013, through March 12, 2013 and found no reportable subsequent events.

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

The Board of Directors of the Company authorized the creation of a new series of its Preferred Stock. On August 28, 2012, the Company amended its Articles of Incorporation to designate the Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ("Series C Preferred Stock") has 500 authorized shares. At the time of this filing, no shares of the Series C Preferred Stock have been issued.

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

RESULTS OF OPERATION

For the Three Months Ended January 31, 2013 Compared to the Three Months Ended January 31, 2012

The Company recognized $347,861 in revenues during the three months ended January 31, 2013 as compared to $9,576 for the three months period ended January 31, 2012, resulting in an increase in sales during the quarter of $338,285. We sold two boats for the three months ended January 31, 2013 compared to none during the three months ended January 31, 2012. While we sold no boats in the prior period, we did during that period recognize revenues from the activities of Wintec Systems, which we no longer are involved with.

Our cost of goods sold for the three months ended January 31, 2013 was $346,966 compared to $35,436 during the three months ended January 31, 2012. The increase in cost of goods sold of $311,530 or 879.13% was a result of increase in corresponding sales activities.

Gross profit margin increased to $895 for the three months period ended January 31, 2013 compared to ($25,860) for the three months period ended January 31, 2012. Increases in gross profit by $26,755 due to sale of two boats at an average price of $173,930 per boat.

During the three months period ended January 31, 2013, we incurred general and administrative expenses of $226,289 compared to $408,813 during the three months period ended January 31, 2012. The decrease in general and administrative expenses for the three months period ended January 31, 2013 of $182,524 or 44.65% was mainly due to the decrease of development expenditures of Wintec Protective Systems, Inc. and professional & legal expenses.

During the three months ended January 31, 2013, the Company incurred selling and marketing expenses of $28,475 compared to $31,487 during the three months ended January 31, 2012. The decrease of $3,012 or 9.56% in selling expenses was primarily due to the decrease in selling commissions and sales expenditure of Wintec Protective Systems, Inc.

Interest expense decreased by $10,086 or 42.61% for the three month period ended January 31, 2013. The Company incurred $13,579 for the three month period ended January 31, 2013 compared to $23,665 for the three month period ended January 31, 2012. Decreases in interest expenses was mainly due to reduction in interest from borrowing.

During the three months ended January 31, 2013, the Company recognized a net loss of $240,726 compared to $472,661 during the three months ended January 31, 2012. Decrease in net loss of $231,935 was result of decrease in administration expenses, selling and marketing and interest expenses which included expenses of Wintec Protective Systems, Inc.

For the Six Months Ended January 31, 2013 Compared to the Nine Months Ended January 31, 2012

The Company recognized $1,048,373 in revenue during the nine months period ended January 31, 2013 as compared to $449,919 for the nine months period ended
January 31, 2012 resulting in an increase in sales during the period of $598,454. We sold five boats made of custom made aluminum and fiberglass, during the nine months ended January 31, 2013 compared to three made out of fiberglass during the six months ended January 31, 2012. The difference in building materials allowed us to charge a higher price on those boats sold in the nine months ended January 31, 2013, compared to the prior period.

Our cost of goods sold for the nine months ended January 31, 2013 was $877,384 compared to $328,841 during the nine months ended January 31, 2012. The increase in cost of goods sold of $548,543 or 166.81% was a result due to increase in corresponding sales activities and in the different materials used in the construction of the boats, as discussed above.

Gross profit margin increased to $170,989 for the nine months period ended January 31, 2013 compared to $121,989 for the nine months period ended January 31, 2012. Increase in gross profit by $49,911, due to increase of sale of two boats and also the use of additional building material increase the average price of boat by $59,701.

During the nine months ended January 31, 2013, we incurred general and administrative expenses of $389,377 compared to $1,126,004 during the nine months ended January 31, 2012. The decrease in general and administrative expenses for the nine months period ended January 31, 2013 of $736,627 or 65.41% was mainly due to the decrease in expenditures of Wintec Protective Systems, Inc. amounting to $463,528 and Professional & Legal expenses amounting to $188,699, write off of asset amounting to 219,600.

During the nine months ended January 31, 2013, the Company incurred selling and marketing expenses of $76,232 compared to $88,032 during the nine months ended January 31, 2012. The decrease of $11,800 or 13.40% was primarily due to the marketing expenses amounting to $20,085 and in expenditure of Wintec Protective Systems, Inc. amounting to $27,582, with corresponding increase in sales commission amounting to $32,003.

Interest expense decreased by $83,856 or 67.56% for the nine month period ended January 31, 2013. The Company incurred $40,263 for the nine month period ended January 31, 2013 compared to $124,119 for the nine month period ended January 31, 2012. Decreases in interest expense is mainly due to decrease in beneficial interest from additional borrowing.

During the nine months ended January 31, 2013, the Company recognized a net loss of $310,010 compared to $1,419,513 during the nine months ended January 31, 2012. Decrease in net loss of $1,109,503 or 78.16% was a result of the $736,627 decrease in administration expenses and expenses of Wintec Protective Systems, Inc. combined with the $598,454 increase in sales

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2013, the Company had $189,934 cash on hand, inventory of $160,089 and net property and equipment of $273,942. The Company's total current liabilities were $2,939,822 as of January 31, 2013, which was represented mainly accounts payable of $592,791, accrued liabilities of $42,387, deposits from customers of $762,349, short-term debt of $128,709, notes payable of $110,500 and short-term borrowings from shareholders totaling $1,250,887. At January 31, 2013, the Company's current liabilities exceeded current assets by $2,904,799.

The Company used $222,011 in operating activities for the nine months period ended January 31, 2013 compared to usage of $418,446 for nine month period ended January 31, 2012.

The Company used $34,823 in investing activities for the nine months period ended January 31, 2013 compared to $90,799 for nine month period ended January 31, 2012.

During the nine months period ended January 31, 2013, the Company provided $2,766 in financing activities includes loan in the amount of $20,000 from unrelated party compared to the nine months period ended January 31, 2012 the Company provided $495,562 includes proceeds from $250,000 from sale of stock, $102,500 from notes payable, $57,775 from shareholders.

During the nine months period ended January 31, 2012, the Company provided $495,562 in financing activities includes loan in the amount of $102,500 from unrelated party, proceeds from sale of restricted stock for $150,000, proceeds in the amount of $89,992 from credit cards and $57,775 from short-term borrowings from shareholder. The Company made payments of $4,705 towards notes payable related parties held by the Company.

Loan from unrelated party during the nine months ended January 31, 2011 includes convertible notes for $48,000 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011 and has a maturity date on the March 13, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $35,000 as interest expense loss on the above transaction.

The convertible notes for $42,500 issued to Asher in August 1, 2011 had a maturity date on the May 1, 2012 with interest of 8% per annum. These notes are convertible at the election of Asher from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes became immediately due and payable. In that event, the Company is liable to pay Asher 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Asher's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Asher after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Asher. We have provided $28,333 as interest expense loss on the above transaction.

Both convertible notes have been transferred by Asher to C.S. Seshadri, the two notes have principal balances of amount of $48,000 and $42,500 and have retained their original terms, as discussed above, with the exception of the due dates, which have been extended to __________________________.

The Company has an accumulated deficit, as of January 31, 2013, of $7,566,072 compared to $7,256,062 as of April 30, 2012.

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

As of January 31, 2013, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2013, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2013, we do not hold derivative financial instruments.


Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2013, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2013 and April 30, 2012, we were not involved in any unconsolidated SPE transactions.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2013. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

 There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            NONE

ITEM 2. CHANGES IN SECURITIES -

                       NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

            NONE

ITEM 4. MINE SAFETY DISCLOSURES.

            NONE.
                                       7

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


                                       MEDINA INTERNATIONAL HOLDINGS, INC.
                                                 (Registrant)



Dated: March 15, 2013       By: /s/ Daniel Medina
                                -----------------------------------
                                    Daniel Medina,
                                    President



Dated: March 15, 2013       By: /s/ Madhava Rao Mankal
                                -----------------------------------
                                    Madhava Rao Mankal,
                                    Chief Financial Officer
                                    (Principal Accounting Officer)