Form 10-K
period 2013-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2013-08-13
CIK 1093248

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: APRIL 30, 2013.


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

                      191 Kettering Dr., Ontario, CA 91761
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer Small reporting company [X ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $1,355,179

There were 55,890,117 shares of the Registrant's common stock outstanding as of April 30, 2013. The aggregate market value of the 18,787,116 shares of common stock held by non-affiliates of the Registrant is approximately $563,613 based on the closing market price of $0.03 per share on April 30, 2013.

                       DOCUMENTS INCORPORATED BY REFERENCE

None








                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         2013 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
--------------------- --------------------------------------------------------------------- ---------

        ITEM                                      DESCRIPTION                                  PAGE
                                               Part I

Item 1.               Description of Business                                                  1
   Item 1A.              Risk Factors                                                          6
   Item 1B.              Unresolved Staff Comments

Item 2.               Description of Property                                                  13

Item 3.               Legal Proceedings                                                        13

Item 4.               Mine and Safety Disclosures                                              13

                                              Part II

Item 5.               Market for Registrant's Common Equity, Related Stockholder               14
                      Matters and Issuer Purchases of Equity Securities

Item 6.               Selected Financial Data                                                  15

Item 7.               Management's Discussion and Analysis of Financial Condition and          15
                      Results of Operations
   Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.          24

Item 8.               Financial Statements and Supplementary Data                           F-1 - F-15

Item 9.               Changes in and Disagreements With Accountants on Accounting and          25
                      Financial Disclosure
   Item 9A.               Controls and Procedures                                              25
   Item 9A(T)             Controls and Procedures                                              26
   Item 9B.               Other Information                                                    27

                                              Part III

Item 10.              Directors, Executive Officers, Corporate Governance                      27

Item 11.              Executive Compensation                                                   30

Item 12.              Security Ownership of Certain Beneficial Owners and Management           32
                      and Related Stockholder Matters

Item 13.              Certain Relationships and Related Transactions, and                      32
                      Director Independence

Item 14.              Principal Accounting Fees and Services                                   34

                                              Part IV

Item 15.              Exhibits, Financial Statement Schedules.                                 35

                      Signatures                                                               36
--------------------- --------------------------------------------------------------------- ---------


                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Medina International Holdings, Inc., ("Medina" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from these expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, its ability to reach satisfactorily negotiated settlements with its outstanding creditors and raise debt and/or equity to fund negotiated settlements with its creditors and to meet its ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 5 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").


PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Medina International Holdings, Inc. ("Medina," "we," "us," "Company") was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. Our corporate offices are located at 191 Kettering Dr., Ontario, California, 91761, and our telephone number is (909) 522-4414.

Medina manufactures products and services to assist emergency and defense organizations and personnel. Our products are manufactured by the Company's wholly owned subsidiary Harbor Guard Boats, Inc. The Company's securities are traded on Over-the-Counter-Bulletin-Board (OTCBB) under the symbol, "MIHI."

In 2004, there was a change of management. At that time, Messrs. Daniel F. Medina and Mr. Madhava Rao Mankal were appointed as the President and Chief Financial Officer, respectively, and were also appointed as directors of the Company. In 2005, the board and the shareholders approved the name change to Medina International Holdings, Inc. Since these organizational restructurings, we have pursued a business plan that focuses on watercraft manufacturing for rescue, emergency, and defense operations, as well as, recreational uses.

Medina Marine, Inc. was formed in the State of California, on May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing watercrafts. Since inception, Medina Marine has sold three fiberglass watercrafts, two in the United States and one abroad. Presently it is not an operating Company.

The Company acquired Harbor Guard Boats, Inc. (Formerly called Modena Sports Design, LLC) as a wholly owned subsidiary of the company on June 18, 2008 and is incorporated in the State of California since 2003 to produce fire rescue, rescue and recreational boats. Harbor Guard Boats currently has eleven (12) models of commercial and recreational watercrafts, ranging from 15' to 37' in length.

Harbor Guard Boats ("HGB") designs, manufactures, and markets high-performance, hand-laid fiberglass and aluminum commercial watercrafts ranging from 15' to 37', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. These watercrafts combine innovative designs with power, safety, handling and stability to create superior products designed to protect and save lives.

The Company owns the rights to the following websites:
www.medinaih.com
www.harborguardboats.com

Our Company operates under non-exclusive licenses for the following patents:

--------------------------- --------------
Patent No.                  Date
--------------------------- --------------
 U.S. 6,620,003             9/16/2003
 U.S. 7,004,101             2/28/2006
 U.S. 6,168,481             1/2/2001
Landing Craft               Pending
--------------------------- --------------
Agreements

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

The Settlement Agreement provides for a the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year using the 24' and 26' mold provided by Mr. Albert Mardikian. If 4 or less boats are manufactured the Company does not have to pay the contingency payment. If 5 or more boats are manufactured using the 24' and 26' mold provided by Mr. Albert Mardikian, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement.

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

Entry in Settlement Agreement - Disposition of Subsidiary

On March 28, 2012, ROK Global, PLC ("ROK") entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Medina International Holdings, Inc. ("the Company"), Wintec Protective Systems, Inc. ("Wintec"), Mr. Daniel Medina, and Mr. Madhava Mankal Rao. Mr. Medina and Mankal are officers and directors of the Company.

In 2011, the Company, Wintec and ROK entered into agreements that provided for the Company to provide funding to Wintec and to contribute 3,000,000 shares of its common stock in exchange for 20,400,000 shares of Wintec. As a result of the agreements, Wintec had become the Company's 51% held subsidiary.

The Settlement Agreement provides for the agreements entered into in 2011 to be terminated and cancelled, effective immediately. All parties agree to the termination of the agreements without remedy and resolve each party of any claims or liabilities arising out of such agreements. As a result of the termination, Wintec is no longer a subsidiary of the Company. The Company transferred back to Wintec the 20,400,000 shares of Wintec in exchange for $1. Wintec transferred 3,000,000 shares of the Company's common stock issued in 2011, in exchange for $1.

Wintec per agreement to pay to the Company $237,718 within two years of the date of the Settlement Agreement;

Product Description

We manufacture commercial and recreational watercrafts under our wholly owned subsidiary Harbor Guard Boats, Inc. Our commercial products are utilized by fire, search & rescue, patrol, emergency, military and defense departments, while the recreational products are targeted towards leisure and sports inclined individuals.

Commercial Boats - The Company currently has ten (10) commercial watercraft models, ranging from 15' to 37' in length.


-------------------------------------- --------- ----------------- ----------------- -----------------

Watercraft                             Fire      Rescue            Aluminum          Fiber Glass
                                       Rescue
-------------------------------------- --------- ----------------- ----------------- -----------------

15'      Interceptor                                    X                                   X

20'      Interceptor                      X             X                                   X

21'      Firecat                          X             X                                   X

24'      Firehawk/Defender                X             X                                   X

30'      Firehawk/Defender                X             X                 X                 X

37'      Firehawk/Defender                X             X                 X                 X
-------------------------------------- --------- ----------------- ----------------- -----------------


            Recreational Boats - The Company currently has 2 recreational watercraft models for sale.

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

Competition

Our products compete with those companies that are already established in the industry. Our competition may have established dealerships in the United States and other parts of the world, which may give them an advantage over our company. In addition, our competitors may have good relations with the government and its personnel and a proven track record, which may adversely affect our sales efforts. An established competition to our company may have resources and man power to expand into other cities and countries and offer their products at lower prices.

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





Sales and Marketing

-------------------------------------------------------- ---------------- ---------------
Units Sold for the year ended April 30,
-------------------------------------------------------- ---------------- ---------------
                                       2013                           2012
Department Type             No. Sold     Percentage      No. Sold         Percentage

Fire Department                  6            100%              3              88%
--------------------------- ------------ --------------- ---------------- ---------------
Total                            6            100%              3              100%
--------------------------- ------------ --------------- ---------------- ---------------


The Company has begun aggressively marketing its products throughout the United States and around the world. By working with independent sales agents, the Company has been able to expand its reach into agencies worldwide that are looking for watercrafts for search and rescue, defense, and emergency purposes.

Our watercrafts are sold to departments, such as Fire, Police, Defense, Emergency, and Volunteer Fire Departments. Most of our sales have come from Fire Department in the United States and abroad; however, there is an increasing potential for sales opportunities in other departments and market segment as well.

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

         In the past, the trading price of the Company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of April 30, 2013, we had 55,890,117 shares of common stock outstanding, of which approximately 18,887,116 shares of common stock is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

As of April 30, 2013, we had 55,890,117 shares of common stock outstanding, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

In addition, sales of significant amounts of restricted shares held by Mr. Madhava Rao Mankal, CFO and Director of the Company and Mr. Daniel Medina, President and Director of the Company, and Mr. Albert Mardikian who own a total of 36,488,001 shares of our Company's common stocks, or the prospect of these sales, could adversely affect the market price of our common stock.

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

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net losses of $417,276 for the year ended April 30, 2013. At April 30, 2013, we had an accumulated deficit of $7,673,338.

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

Our current liabilities exceed our current assets by a significant amount, which could put stockholder/investors at serious risk of or loss of their investment

At April 30, 2013, we had current liabilities of $2,875,058 and $206,383 in current assets. As of April 30, 2013, we have a working capital deficit of approximately $2,668,675. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

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

Our principal officers and directors own 66.39% of our stock, which if voted in a block, will be a controlling interest and investors will have a limited voice in our management.

Messrs. Medina and Mankal, officers and directors of the Company beneficially own approximately 66.39% of our outstanding common stock as of April 20, 2013. As a result, Messrs. Medina and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2. DESCRIPTION OF PROPERTIES

 As of April 30, 2013, we did not own any properties. We moved our Company's activities, including all subsidiaries, from Corona, California to Ontario, California during in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Ontario facility expires on June 30, 2016, and calls for monthly payments, initially at $5,610.00 per month plus $495.00 costs, escalating over the term of the lease to $5,950 per month plus costs.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2009, neither the Company nor any member of management was a party to any legal proceedings.

ITEM 4.  MINE AND SAFETY DISCLOSURES.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Over-the-Counter-Bulletin-Board (OTCBB) market and the trading symbol for the Company's common stock is MIHI. The Company's common stock began trading on the Over-the-Counter-Bulletin-Board (OTCBB) in May of 2006.

As of the date of this report, the Company's common stock has been thinly traded. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail for our Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, were as follows:

------------------------- ------------- -------------
                              High          Low
------------------------- ------------- -------------
Year  ended   April  30,
2013

First Quarter             $0.09         $0.09

Second Quarter            $0.09         $0.01

Third Quarter             $0.04         $0.01

Fourth Quarter            $0.03         $0.03

Year  ended   April  30,
2012

First Quarter             $0.21         $0.01

Second Quarter            $0.18         $0.01

Third Quarter             $0.08         $0.01

Fourth Quarter            $0.06         $0.01

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

Recent Sales of Unregistered Securities

The Company issued/committed 200,000 unregistered securities during the fiscal year ended April 30, 2013. The following presents the purpose for the issuance of unregistered securities:


------------------------------------------ ------------------------- -------------------------------------
Person/Entity                              No. of Common Stock       Purpose
------------------------------------------ ------------------------- -------------------------------------
Board of Directors                            200,000                Fees for two independent Directors
------------------------------------------ ------------------------- -------------------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable smaller reporting companies.

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

The Company owns the rights to the following websites:

www.medinaih.com
www.medinainternationalholdings.com
www.harborguardboats.com

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


Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2013 and 2012, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following tables present our results of operations for the two years ended April 30, 2013 and 2012, as well as the percentage changes from year to year.



---------------------------------------- ----------------------------------------- --- ---------------- --- ------------------
                                               For the year ended April 30,             Dollar Change       Percentage Change


---------------------------------------- ----------------------------------------- --- ---------------- --- ------------------
                                                2013                   2012             2013 vs. 2012         2013 vs. 2012

Sales, net                                        $1,355,179             $419,397             $935,782           223.12%
Cost Of Sales                                      1,073,101              342,739              730,704           213,20%
                                         -------------------- --- ---------------- --- ---------------- --- -----------------
       Gross Profit                                  282,078               76,658              205,420                267.97%

General and administrative expenses                  562,147            1,089,619            (527,472)          (48.41)%
Selling and marketing expenses                        99,259               63,435               35,824           56.47%
                                         -------------------- --- ---------------- --- ---------------- --- ------------------
       Loss from operations                         (379,328)          (1,076,396)              697,068           64.76%

  Other income                                       26,805               17,164                9,641           56.17%
  Interest expense                                 ( 64,753)           ( 187,454)              122,701           65.46%
                                         -------------------- --- ---------------- --- ---------------- --- ------------------
       Net other (loss) income                      (37,948)            (170,290)              132,342           77.15%

Loss before income tax (expense)                 $ (417,276)         $(1,246,686)             $829,410           66.53%
benefit
  Income tax (expense) benefit                          -                 -                         -

                                         -------------------- --- ---------------- --- ---------------- --- ---------------
Net Loss from Operations                         $ (417,276)         $(1,246,686)             $829,410            66.53%
---------------------------------------- -------------------- --- ---------------- --- ---------------- --- ------------------







2013 Compared to 2012

Net Sales

--------------------------------- ------------------------------- - --------------- -- ----------------
            Revenue               For the Years Ended April 30,     Dollar Change      Percent Change
--------------------------------- ------------------------------- - --------------- -- ----------------
                                      2013            2012          2013 vs. 2012       2013 vs. 2012
Number of Boats                         6               3                 3                 100%
Boat Sales, net                     $ 1,349,142       $  403,515          $945,627         234.34%
Spare parts and logistics                 6,037           15,882           (9,845)         (61.99%)
       Total                        $ 1,355,179       $  419,397         $ 935,782         223.12%
--------------------------------- -------------- ---------------- - --------------- -- ----------------

Our sole source of revenue since our inception is attributable to commercial watercrafts. Our company sold six watercrafts and earned $1,349,142 in revenues for the year ended April 30, 2013 as compared to three watercrafts and $403,515 in earned revenues for the year ended April 30, 2012. Since most of our sales consist of commercial watercrafts, we do not anticipate offering discounts or other sales incentives.

The increase in sales for the year ended April 30, 2013 of $945,627 or 234.34%, was primarily due to an increase in watercrafts sold.

Cost of sales

Costs of sales are costs to produce our product and generally consist of direct materials, direct labor and production overhead.


-------------------------------------- ---------------------------------- -------------- ----------------
                                         For the year ended April 30,     Dollar Change    Percentage
                                                                                             Change
-------------------------------------- ---------------------------------- -------------- ----------------
                                                   2013       2012        2013 vs 2012   2013  vs 2012

Cost of sales                               $ 1,073,101      $ 342,739      $730,704        213.20%

Gross profit                                $   282,078      $  76,658      $205,420        267.97%
Gross profit as a percentage of net
sales                                             26.29%         22.39%
-------------------------------------- ----------------- ---------------- -------------- ----------------

The increase in cost of goods sold for the year ended April 30, 2013 of $730,704 or 213.20%, was primarily due to the increase in sales. Our cost of goods sold comprise of direct material, direct labor, and production overhead which includes depreciation. Increase in gross profit for the year ended April 30, 2013 of $205,420 or 267.97% was mainly due to increase in sales. We include royalty payments, for the use of the patents, as part of the production overhead.


General and administrative expenses.

-------------------------------------------- ------------------------------ ----------------- ----------------------
General and Administrative Expenses          For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2013            2012       2013 vs. 2012        2013 vs. 2012
General and Administrative Expenses              $ 562,147     $ 1,089,619       $527,472            48.41%

-------------------------------------------- ---------------- ------------- ----------------- ----------------------

General and administrative expenses included, but not limited to:

a) Professional fees for legal, accounting, consulting, and development activities;
b)       Public company related expenditures;
c)       Stock compensation for services rendered to the Company;
d)       Management salaries
e)       Compensation expenses; and
f)       Payroll taxes

The decrease in general and administrative expenses for the year ended April 30, 2013 of $527,472 or 48.41%, was mainly due to the decrease in professional fees compared to $114,380 for legal fees incurred during period ended April 30, 2012 due to the settled lawsuit brought by one of our major shareholder and board member, Mr. Albert Mardikian. Also reduction is due to non issue of any shares during the year for services compared to 10 preferred shares series A issued to two officers, 20 preferred shares Series B issued to consultant and 200,000 common shares of the company issued to independent board members, in the aggregate amount of $152,463. Provision for investment in Wintec Protective systems, Inc. in the amount of $237,718 for the period ended April 30, 2012 compared to none for the year ended April 30, 2013.



Selling and marketing expenses

-------------------------------------------- ------------------------------ ----------------- ----------------------
Selling and Marketing Expenses               For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                  2013            2012       2013 vs. 2012        2013 vs. 2012
Selling and Marketing Expenses                   $ 99,259      $ 63,435     $ (35,824)            56.47%
-------------------------------------------- ---------------- ------------- ----------------- ----------------------

Selling expenses included:
a)       Commission paid to sales personnel;
b)       Traveling expenses related to sales;
c)       Freight expenses and
d)       Marketing expenditures.

The increase in selling and marketing expenses of $35,824 or 56.47%, during the year ended April 30, 2013 compared to that for the year ended April 30, 2012, was primarily due to commission on sales and freight associated with sales. Due to the increase in unit sales of our products during the year ended April 30, 2013, we incurred $66,072 in commission expenses and $21,898 in freight as compared to $18,886 in commission and 13,948 in freight during the year ended April 30, 2012.



Other Income and Expenses

-------------------------------------------- ------------------------------ ----------------- ----------------------
Other Income (Expenses)                      For the year ended April 30,    Dollar Change      Percentage Change
-------------------------------------------- ------------------------------ ----------------- ----------------------
                                                     2013       2012          2013 vs. 2012        2013 vs. 2012

Other Income                                 $ 26,805     $    17,164           $9,641                 56.17%

Other Expense                                $(64,753)      $(187,454)       $ 122,701                 65.46%

-------------------------------------------- ---------------- ------------- ----------------- ----------------------

Other income consisted of cancellation of debt by our vendors.

Other Expense consists of interest expense on notes payable, credit cards, line of credits and shareholders' loans. Our other expenses decreased by $122,701 or 65.46%, during the year ended April 30, 2013, primarily due to the decrease of beneficial interest on short-term debt from Asher capital in the amount of $90,500.


Net Loss

------------------------------------------ -------------------------------- ----------------- ----------------------
Net Loss                                    For the year ended April 30,     Dollar Change      Percentage Change
------------------------------------------ -------------------------------- ----------------- ----------------------
                                                 2013            2012        2013 vs. 2013        2013 vs. 2012
Net Loss                                        $ (417,276)  $ (1,246,686)  $  829,410                 66.53%

------------------------------------------ ----------------- -------------- ----------------- ----------------------

Based on the explanations described above, our net loss of $1,246,686 for the year ended April 30, 2012 decreased by $829,410, or 66.53%, to $417,276 for the year ended April 30, 2013.


Liquidity and Capital Resources

----------------------------------------------------------------- ------------------------------------
Cash Flow                                                            For the Years Ended April 30,
----------------------------------------------------------------- ------------------------------------
                                                                        2013               2012

Net cash provided by (used in) operating activities                      $  36,891        $(415,545)
Net cash provided by (used in) investing activities                      $ (32,301)       $(420,045)
Net cash provided by (used in) financing activities                      $  (1,956)       $ 509,726
----------------------------------------------------------------- ------------------ -----------------

As of April 30, 2013, we had $2,635 cash on hand, an inventory of $193,748 and net fixed assets of $242,522. As of April 30, 2013, our total current liabilities were $2,875,058, which were represented mainly by accounts payable of $656,903, accrued liabilities of $709,981, deposits from customers of $538,583, short-term debt of $128,842, notes payable of $110,500 to unrelated party, notes payable to related party of $50,000 and short-term borrowings from shareholders totaling $663,121. At April 30, 2013, our current liabilities exceeded current assets by $2,668,675.

As of April 30, 2012, we had no cash on hand, an inventory of $224,566 and net fixed assets of $312,126. As of April 30, 2012, our total current liabilities were $2,536,363, which were represented mainly by accounts payable of $684,678, accrued liabilities of $458,947, deposits from customers of $428,891, short-term debt of $132,614, notes payable to unrelated parties of $90,500, notes payable due to related party in the amount of $57,500 and short-term borrowings from shareholders totaling $683,041. At April 30, 2012, our current liabilities exceeded current assets by $2,311,797.

Our operations provided $36,891 in operating activities for the year ended April 30, 2013 compared to that of $420,045 used for year ended April 30, 2012.

For the year ended April 30, 2013, we had invested $37,301 for equipment, designs & drawings and mold compared to $107,034 for the year ended April 30, 2012.

Financing activity used $1,956 in operating activities for the year ended April 30, 2013 compared to that of $509,726 used for year ended April 30, 2012. $221,000 accrued payroll was transferred back from notes payable to shareholders to accrued payroll during the year ended April 30, 2013.
During the year ended April 30, 2013, Company received $20,000 from unrelated party as notes payable compared to $95,000 received for the year ended April 30, 2012. During the year ended April 30, 2013, Company received no investment from sale of securities compared to $150,000 received for the year ended April 30, 2012.

The Company had an accumulated deficit, as of April 30, 2013, of $7,673,338 compared to that for the year ended April 30, 2012, of $7,256,062.

Subsequent Events

None

Going Concern
The Company's auditors have issued a "going concern" qualification as part of their opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,668,675, minimal other assets, and no capital commitments.

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

As of April 30, 2013, we did not have any obligation under certain guarantees or contracts as defined above.

As of April 30, 2013, we did not have any retained or contingent interest in assets as defined above.

As of April 30, 2013, we did not hold derivative financial instruments, as defined by FASB statement No. 133.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of April 30, 2013, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2013 and 2012, we were not involved in any unconsolidated SPE transactions.

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

Short Term

On a short-term basis, we have not generated revenues sufficient to cover operations. Based on our Company's prior history, we may continue to have insufficient revenues to satisfy current and recurring liabilities.

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

We will need substantial additional capital to support our continuing operations. We continue to operate at a net loss. We have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve significant sales, and could fail in business as a result of these uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The majority of our business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on our business for the foreseeable future.

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

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of April 30, 2013.

The Company, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2013.


ITEM 9(A)T. INTERNAL CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2013. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The Company's directors and executive officers, their ages, and positions held are as follows:



---------------------------------------- -------- -----------------------------------------------
                 Name                      Age                       Position
---------------------------------------- -------- -----------------------------------------------

Daniel Medina                                 59  President & Director
Madhava Rao Mankal                            62  Chief Financial Officer & Director
John Erich Lewis                              47  Director
Mike Gallo                                    55  Director
Erik P. Wolf                                  38  Director

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

ERIK P. WOLF, Director

Since May 2004, Mr. Wolf has worked as IP Litigation and Prosecution Associate with Wang, Hartmann, Gibbs & Cauley, PC, in Newport Beach, California. In his career he has been responsible for not only assisting in the management of the firm's southern California office, but also has been responsible for supervising both patent and commercial litigation, patent and trademark prosecution and other intellectual property related work. From October 2003 through May 2004, he worked as a Litigation Associate with Kolar and Associates in Orange, California.

In May 1997, Mr. Wolf received a Bachelor of Science in Mechanical Engineering from Resellaer Polytechnic Institute in Troy, New York. In May 2001, he received his Juris Doctorate from the Whittier Law School in Costa Mesa, California.

Employment Agreements

The Company has entered into employment agreements for a five year term, commencing on July 1st, 2008, with each of the key executive officers. The current annual compensation for the Company's executive officers is as follows:

         Mr. Daniel Medina, President and Director,               $168,000

         Mr. Madhava Rao Mankal, CFO and Director,                $168,000

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2013, 2012, and 2011 the "Named Executive Officers"):


------------------------------------------------------------------------------------------------------------------------------------
                                                   SUMMARY EXECUTIVES COMPENSATION TABLE
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
Name & Position  Year   Salary    Bonus   Stock     Option      None      Nonqualified  All other       Total
                                           awards   awards     Equity      deferred    compensation
                                                              incentive   compensation
                                                                plan       earnings
                                                             compensation
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
                         ($)       ($)      ($)       ($)        ($)          ($)          ($)                         ($)
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ -------------------------------

---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
Daniel Medina,   2013 $168,000  $-        $-        $-       $-           $-           $-           $168,000
President &
Director
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
                 2012  $127,000  $-       $60,000   $-       $-           $-           $-           $187,000
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
                 2011  $168,000  $-        $-       $-       $-           $-           $-           $168,000
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------

---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
Madhava Rao      2013  $148,000  $-        $-       $-       $-           $-           $-
Mankal, CFO &
Director
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
                 2012  $126,000  $-        $60,000   $-        $-           $-          $-          $186,000
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------
                 2011  $157,500  $-        $-        $-       $-           $-           $-          $157,500
---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------

---------------- ----- --------- -------- --------- -------- ------------ ------------ ------------ --------------------------------

                                       28

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

No options were issued or exercised during the fiscal years ended April 30, 2013 and 2012.



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
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Name                                              Shares       Value      Exercisable/Unexercisable      Exercisable/Unexercisable
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------


Daniel Medina, Director & President                $     -      $ -           $ -                             $  -
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------
Madhava Rao Mankal, Director & CFO                 $     -      $ -           $ -                             $  -
------------------------------------------------- ------------ ---------- ------------------------------ ---------------------------


Long Term Incentive Plans - Awards in Last Fiscal Year

None.




                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2013:

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

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Daniel Medina, Director    $ -         $ -            $  -             $  -          $  -                 $  -         $  -
& President
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Madhava Rao Mankal,         $ -         $ -            $  -             $  -          $  -                 $  -         $  -
Director & CFO
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Mike Gallo, Director        $ -         $3,850         $  -             $  -          $  -                 $  -         $  3,850
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------
John Erich Lewis,           $ -         $3,850         $  -             $  -          $  -                 $  -         $  3,850
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Erik P. Wolf, Director      $ -         $ -            $  -             $  -          $  -                 $  -         $  -
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

Total                      $ -         $ 7,700         $  -             $  -          $  -                 $  -         $  7,700
-------------------------- ---------- ------------- --------------- ------------ ------------------- ----------- ----------------

(1) The Company issued 100,000 shares to Mr. Mike Gallo and 100,000 to John Erich Lewis toward services as Directors of the Company for the year ended April 30, 2013, valued at $7,700. These shares were valued based on the closing market price at the time of issuance.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2013, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based on 55,890,117 shares of common stock issued and outstanding as of April 30, 2013.


               -------------------------------------------------------------- ------------- --------------- ---------------
                        Name, Address & Nature of Beneficial Owner              Title of        Shares        Percent of
                                                                                 Class                          Class
               -------------------------------------------------------------- ------------- --------------- ---------------
               Daniel Medina, Director & President                            Common Stock    12,220,667        21.87%
                                                                              ------------- --------------- ---------------
               191 Kettering Dr., Ontario, CA 91761
               -------------------------------------------------------------- ------------- --------------- ---------------

               -------------------------------------------------------------- ------------- --------------- ------------
               Madhava Rao Mankal, Director & CFO                             Common Stock    12,271,667        21.96%
                                                                              ------------- --------------- ---------------
               191 Kettering Dr., Ontario, CA 91761
               -------------------------------------------------------------- ------------- --------------- ---------------

               -------------------------------------------------------------- ------------- --------------- ---------------
               Mike Gallo, Director,                                          Common Stock     193,750          0.35%
                                                                              ------------- --------------- ---------------
               294 South Leland Norton Way, San Bernardino, CA 92408
               -------------------------------------------------------------- ------------- --------------- ---------------

               -------------------------------------------------------------- ------------- --------------- ---------------
               John Erich Lewis,  Director                                    Common Stock     421,250          0.75%
                                                                              ------------- --------------- ---------------
               191 Kettering Dr., Ontario, CA 91761
               -------------------------------------------------------------- ------------- --------------- ---------------

               -------------------------------------------------------------- ------------- --------------- ---------------
               Erick Wolf, Director                                           Common Stock               0      0.00%
               191 Kettering Dr., Ontario, CA 91761
                                                                              ------------- --------------- ---------------
               Albert Mardikian, CEO, Harbor Guard Boats, Inc.                Common Stock      11,995,667      21.46%
                                                                              ------------- --------------- ---------------
               45 Goleta Ave, Corona Del Mar, CA 92625
               -------------------------------------------------------------- ------------- --------------- ---------------

               -------------------------------------------------------------- ------------- --------------- ---------------
               Total Officers & Directors, as a group (5 Individuals)                           37,103,001      66.39%
               -------------------------------------------------------------- ------------- --------------- ---------------

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

Transactions with Management and Others

Year Ended April 30, 2013

The Company issued/committed 200,000 unregistered securities during the fiscal year ended April 30, 2013. The following presents the purpose for the issuance of unregistered securities:


------------------------------------------ ------------------------- -------------------------------------
Person/Entity                              No. of Common Stock       Purpose
------------------------------------------ ------------------------- -------------------------------------
Board of Directors                                 200,000           Fees for two independent Directors
------------------------------------------ ------------------------- -------------------------------------

No other shares were issued and/or committed during the year ended April 30, 2013.

Year Ended April 30, 2012

At April 30, 2012, the Company had 30 shares of Series `A' Preferred Stock issued and outstanding. Mr. Mankal and Mr. Medina, CFO and President of the Company, were issued further 5 shares each of Series `A' preferred stock.

During the year period ended April 30, 2012, the Company has issued 20 Series `B' Preferred shares to unrelated party in exchange for watercraft designs.

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

Audit Fees.

Ronald R. Chadwick, P.C. billed $4,500 for review services and $15,903 audit fee in the fiscal year ended April 30, 2013. Audit and Review fees for the year ended April 30, 2012 was $11,828 and for the year ended April 30, 2012 was $9,157.

There were no other fees in 2013 and 2012 paid to Auditors or Auditors affiliates.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors engagement for the audit years 2013 and 2012.


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

         --------------- ---------------------------------------------------------------------- ---------------------
         101.INS         XBRL Instance Document                                                    Filed Herewith
         101.SCH         XBRL Taxonomy Extension Schema Document                                   Filed Herewith
         101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document                     Filed Herewith
         101.DEF         XBRL Taxonomy Extension Definition Linkbase Document                      Filed Herewith
         101.LAB         XBRL Taxonomy Extension Label Linkbase Document                           Filed Herewith
         101.PRE         XBRL Taxonomy Extension Presentation Linkbase Document                    Filed Herewith
         --------------- ---------------------------------------------------------------------- ---------------------
---------------
* Filed herewith.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Medina International Holdings, Inc.
Ontario, California

I have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc. as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc. as of April 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado  /s/Ronald R. Chadwick, P.C.
                  --------------------------
July 22, 2013     RONALD R. CHADWICK, P.C.




               MEDINA INTERNATIONAL HOLDINGS, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   April 30,      April 30,
                                                                                      2013           2012
                                                                                  (Audited)       (Audited)
                                                                                ------------------------------
                          ASSETS

Current assets

      Cash                                                                      $        2,635 $            -
      Inventory                                                                        193,748        224,566
      Receivables                                                                      247,718        237,718
      Reserve                                                                         (237,718)      (237,718)
                                                                                ------------------------------
        Total receivables                                                               10,000              -
                                                                                ------------------------------
                Total current assets                                                   206,383        224,566
                                                                                ------------------------------

Fixed Assets:                                                                          768,957        753,332
      Accumulated depreciation                                                        (526,435)      (441,206)
                                                                                ------------------------------
                Total property and equipment                                           242,522        312,126
                                                                                ------------------------------
      Prepaid expenses                                                                  18,674          9,468

                                                                                ------------------------------
      Total assets                                                              $      467,579 $      546,160
                                                                                ==============================
                          LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities

      Accounts payable                                                          $      656,903 $      684,678
      Accrued liabilities                                                              709,981        458,947
      Short term debt                                                                  128,842        132,614
      Bank overdraft                                                                     9,428            192
      Customer deposit                                                                 538,583        428,891
      Stock committed to be issued                                                       7,700              -
      Notes payable                                                                    110,500         90,500
      Related party payable                                                             50,000         57,500
      Related parties - short term borrowings from shareholders                        663,121        683,041
                                                                                ------------------------------
                Total current liabilities                                            2,875,058      2,536,363
                                                                                ------------------------------
Shareholders' equity (deficit)

      Preferred stock  10,000,000  shares  authorized  Series A preferred stock,
      $0.01 par value, 50 shares authorized,
           30 shares issued and outstanding as on April 30, 2013 and 2012              360,000        360,000
      Series B preferred stock, $0.01 par value, 100 shares authorized,
           20 shares issued and outstanding as on April 30, 2013 and 2012               20,000         20,000
      Common stock, $0.0001 par value: 500,000,000 shares authorized
        55,890,117 and 55,890,117 shares issued and outstanding as on
        April 30, 2013 and  2012                                                         5,589          5,589
      Additional paid-in capital                                                     4,880,270      4,880,270
      Accumulated deficit                                                           (7,673,338)    (7,256,062)

                                                                                ------------------------------

           Total Medina International Holdings, Inc. shareholders' equity (deficit)  (2,407,479)    (1,990,203)

                                                                                ------------------------------
Total liabilities and shareholders' equity (deficit)                            $      467,579 $      546,160
                                                                                ==============================

    The accompanying notes are an integral part of these financial statements.

                                       F-2




              MEDINA INTERNATIONAL HOLIDNGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          For the years ended
                                                                                               April 30,
                                                                                         2013              2012

                                                                                  -----------------------------------

Sales, net                                                                        $     1,355,179  $         419,397
Cost of Goods Sold                                                                      1,073,101            342,739
                                                                                  -----------------------------------
                 Gross profit (loss)                                                      282,078             76,658
                                                                                  -----------------------------------
General and administrative expenses                                                        562,147         1,089,619
Selling and marketing expenses                                                              99,259            63,435
Write-off of assets                                                                              -                 -
                                                                                  -----------------------------------
                 Income (loss) from operations                                            (379,328)       (1,076,396)
                                                                                  -----------------------------------
Other income - Gain on debt relief                                                          24,874            17,164
Other income                                                                                 1,931                 -
Interest expense                                                                           (64,753)         (187,454)
                                                                                  -----------------------------------
                 Net other Income (loss)                                                   (37,948)         (170,290)
                                                                                  -----------------------------------
Loss before income tax (expense) benefit                                                  (417,276)       (1,246,686)
       Income tax (expense) benefit                                                              -                 -
                                                                                  -----------------------------------
Net loss from operations                                                          $       (417,276)$      (1,246,686)
                                                                                  ===================================
Net loss per share:
                 Basic                                                            $          (0.01)$           (0.02)
                                                                                  ===================================
                 Diluted                                                          $          (0.01)$           (0.02)
                                                                                  ===================================
Weighted average number of shares outstanding:
                 Basic                                                                  55,890,117        52,803,323
                                                                                  ===================================
                 Diluted                                                                55,890,117        52,803,323
                                                                                  ===================================

   The accompanying notes are an integral part of these financial statements.

                                       F-3




              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                   For the Years Ended April 30, 2013 and 2012



                                                                       Preferred Stock             Preferred Stock
                                                  Common Stock                 Series A                 Series B
                                               Shares        Amount      Shares       Amount      Shares       Amount
                                           -----------------------------------------------------------------------------------------
Balance - April 30, 2011                        51,110,497     $ 5,111          20     $240,000           -          $ -

Stock issued to Directors                          200,000          20
Stock issued to Directors                                                       10      120,000          20       20,000
Shares issued for services                         650,000          65
Shares issued for cash                           1,000,000         100
Shares issued on conversion of debt              2,929,620         293
Beneficial Loan conversion Expense
Settlement of Lawsuit
Net loss
                                           ------------------------------------------------------------------------------------
Balance - April 30, 2012                        55,890,117       5,589          30      360,000          20       20,000

Net income (loss)                                        -           -           -            -           -            -
                                           ------------------------------------------------------------------------------------
Balance - January 31, 2013                      55,890,117       5,589          30      360,000          20       20,000
                                           ====================================================================================


   The accompanying notes are an integral part of these financial statements.



              Medina International Holdings, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                   For the Years Ended April 30, 2013 and 2012
(continued)



                                     Additional
                                      Paid-in       Accumulated
                                      Capital          Deficit           Totals
                                      ------------------------------------------

Balance - April 30, 2011              $ 3,519,292     $ (6,009,376)     $ (2,244,973)

Stock issued to Directors                  10,443                             10,463
Stock issued to Directors                  24,712                            164,712
Shares issued for services                 19,985                             20,050
Shares issued for cash                    149,900                            150,000
Shares issued on conversion of debt        47,169                             47,462
Beneficial Loan conversion Expense         95,000                             95,000
Settlement of Lawsuit                   1,013,769                          1,013,769
Net loss                                                (1,246,686)       (1,246,686)
                                      -----------------------------------------------
Balance - April 30, 2012                4,880,270     $ (7,256,062)     $ (1,990,203)

Net income (loss)                               -         (417,276)         (417,276)
                                      -----------------------------------------------
Balance - January 31, 2013              4,880,270     $ (7,673,338)     $ (2,407,479)
                                      ===============================================

   The accompanying notes are an integral part of these financial statements.



              MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             For the years ended
                                                                                  April 30,
                                                                              2013          2012

                                                                        -----------------------------

Cash flows from operating activities:
Net income (loss)                                                       $     (417,276)$  (1,246,686)

Adjustments  to  reconcile  net  income  (loss)  to net cash used in  operating  activities:
     Common stock expenses                                                       7,700        30,514
     Depreciation expenses                                                      91,680       119,892
     Gain on debt relief                                                        24,874        17,164
     Loss on sale of asset                                                         224             -
     Beneficial loan conversion                                                      -       119,712
     Preferred A stock issued for services                                           -       120,000
     Preferred B stock issued for services                                           -        20,000
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                      -         5,890
     Decrease (increase) in other receivable                                         -        (1,686)
     Decrease (increase) in inventory                                           30,818      (124,927)
     Increase (Decrease) in accounts payable                                   (52,649)      116,054
     Increase (Decrease) in accrued liabilities                                251,034       189,953
     Increase (Decrease) in customer deposits                                  109,692       190,396
     (Increase) decrease in prepaid expenses                                    (9,206)       23,679
                                                                        -----------------------------
     Total adjustments                                                         454,167       826,641
                                                                        -----------------------------
Net cash (used) received in operating activities                                36,891      (420,045)
                                                                        -----------------------------
Cash flow from investing activities:
     Purchase of property and equipment                                        (37,301)     (107,034)
     Sale of asset                                                               5,000             -
                                                                        -----------------------------
     Total cash flow used in investing activities                              (32,301)     (107,034)
                                                                        -----------------------------
Cash flows from financing activities:
     Bank overdraft                                                              9,236           192
     Proceeds (Payments) from notes payable                                     20,000        95,000
     Proceeds (Payments) from related party note payable                        (7,500)       (4,577)
     Proceeds (payments) from related party note shareholders                  (19,920)      265,221
     Proceeds (Payments) on lines of credit & credit cards                      (3,772)        3,890
     Proceeds from stock subscriptions                                               -       150,000
                                                                        -----------------------------
     Total cash flow provided (used) by financing activities                    (1,956)      509,726

Net increase (decrease) in cash and cash equivalents                             2,634       (17,353)

Cash and cash equivalents - beginning of period                                      -        17,353
                                                                        -----------------------------
Cash and cash equivalents - end of period                               $        2,634 $           -
                                                                        =============================
Supplemental disclosure of cash flow information:
     Interest Paid                                                      $       16,812 $      28,897
                                                                        =============================
     Taxes Paid                                                         $            - $           -
                                                                        =============================
Supplemental schedule of noncash investing and financing activities:
     Stock issued for services                                          $        7,700 $      30,513
                                                                        =============================
     Stock issued for debt                                              $            - $      44,500
                                                                        =============================
     Stock subsciptions payable                                         $            - $       2,962
                                                                        =============================
     Paid in capital in legal settlement                                $            - $   1,013,769
                                                                        =============================



      The accompanying notes are an integral part of these financial statements.



                     Medina International Holdings, Inc. and
                                  Subsidiaries
                 Notes to the Consolidated Financial Statements
                             April 30, 2013 and 2012


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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2013, the Company's current liabilities exceeded its current assets by $2,668,675. Also, the Company's operations generated $1,355,179 in revenue during the year ended April 30, 2013 and the Company's accumulated deficit was $7,673,338.

Management devoted considerable effort during the period ended April 30, 2013 towards management of liabilities and improving operations. Management has taken various steps to revise its operating and financial requirements, and it believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Fixed Assets

Capital assets are stated at cost. Equipment consisting of molds is estimated at the date of acquisition of Harbor Guard Boats. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

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

At April 30, 2013 and 2012 the Company had net operating loss carry forwards of approximately $7,673,338 and $7,256,062, respectively, which begin to expire in 2033. The deferred tax asset of approximately $1,533,744 and $1,450,617 in 2013 and 2012 respectively, created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2013 and 2012 was $831,127 and $249,255.

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

NOTE 3. Related Party Transactions

As of April 30, 2013, we had no related party transactions.

NOTE 4. Trade Receivables

As of April 30, 2013 and 2012, we had no trade receivables:

NOTE 5. Inventory

As of April 30, 2013 and 2012, inventory consisted of the following:

---------------------------- ----------------------------------
         Inventory             For the years ended April 30,
---------------------------- ----------------------------------
                                  2013               2012
                                  ----               ----

Materials                    $   -                       $    -

Work in progress               193,748                 224,566
Finished goods                  -                             -
                             ---------------    ---------------
     Total inventory         $193,748                 $224,566
---- ----------------------- --------------- -- ---------------

NOTE 6. Other Receivables

--------------------------------- --------------------------------
       Other Receivables           For the years ended April 30,
--------------------------------- --------------------------------
                                      2013              2012
                                      ----              ----
Disposal of Subsidiary            $237,718          $237,718
Reserve                           (237,718)         (237,718)

Sale of Spray booth                 10,000                 -
                                  --------------    --------------
        Total Receivables          $10,000           $0
------- ------------------------- -------------- -- --------------

At April 30, 2013 and 2012, the Company has provided reserve in the amount of $237,718 due to non availability of Financial statement of Wintec Protective Systems, Inc.

Entry in Settlement Agreement - Disposition of Subsidiary


On March 28, 2012, ROK Global, PLC ("ROK") entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Medina International Holdings, Inc. ("the Company"), Wintec Protective Systems, Inc. ("Wintec"), Mr. Daniel Medina, and Mr. Madhava Mankal Rao. Mr. Medina and Mankal are officers and directors of the Company.

In 2011, the Company, Wintec and ROK entered into agreements that provided for the Company to provide funding to Wintec and to contribute 3,000,000 shares of its common stock in exchange for 20,400,000 shares of Wintec. As a result of the agreements, Wintec had become the Company's 51% held subsidiary.

The Settlement Agreement provides for the agreements entered into in 2011 to be terminated and cancelled, effective immediately. All parties agree to the termination of the agreements without remedy and resolve each party of any claims or liabilities arising out of such agreements. As a result of the termination, Wintec is no longer a subsidiary of the Company. The Company transferred back to Wintec the 20,400,000 shares of Wintec in exchange for $1. Wintec transferred 3,000,000 shares of the Company's common stock issued in 2011, in exchange for $1.


Wintec per agreement to pay to the Company $237,718 within two years of the date of the Settlement Agreement, which we have reserved at 100% of total receivable due to non availability of Financial Statements of Wintec Protective Systems, Inc.

NOTE 7. Fixed Assets

At April 30, 2013 and 2012, fixed assets consisted of the following:

------------------------------------- --------------------------------
            Fixed Assets               For the years ended April 30,
------------------------------------- --------------------------------
                                          2013               2012

Machinery and equipment;
      including molds & tools              $657,345          $630,159
Computers                                    13,535            13,535
Furniture                                     2,537             2,537
Office equipments                             4,540             3,286
  Fire Extinguisher Intangible                  500               500
  Asset-Drawings                             90,500           90,5000
  20' Fire Rescue WIP
                                                  -            38,305
      Total property and equipment          768,957           753,332
Less accumulated depreciation              (526,435)         (441,206)
                                      --------------     -------------
      Fixed Assets, net                   $ 242,522          $312,126
----- ------------------------------- -------------- --- -------------


NOTE 8. Prepaid Expenses

As of April 30, 2013 and April 30, 2012, prepaid expenses included operating expenses and a vendor deposit in the amount of $18,674 and $9,468, respectively.

NOTE 9. Accrued Liabilities

Our accrued liabilities for the years ended April 30, 2013 and 2012 were as follows:

---------------------------------------- -------------------------------------------------------
          Accrued Liabilities                        For the years ended April 30,
---------------------------------------- -------------------------------------------------------
                                                          2013                          2012
                                                          ----                          ----
Payroll tax                                           $  2,528                           $    -
Interest - shareholders' loan                           94,093
                                                                                         70,371
Interest - related party                                 8,113                           14,000
Interest - note payable                                 28,668
                                                                                          7,179
Accrued payroll                                        548,676                          354,324
Warranty liabilities                                    27,903                           13,073
                                         ----------------------    -----------------------------
       Total accrued liabilities                     $ 709,981                         $458,947
------ --------------------------------- ---------------------- -- -----------------------------

NOTE 10. Short-Term Debt

-------------------------------------- -------------------------------
           Short-term debt             For the years ended April 30,
-------------------------------------- -------------------------------
                                          2013              2012
                                          ----              ----

Loan - Financial Institution           $  94,887       $    94,932
Credit card                               33,955            37,682
                                       ------------    ---------------
       Total short-term debt            $128,842          $132,614
------ ------------------------------- ------------ -- ---------------

The Company has a loan from a financial institution, under which the Company may borrow up to $100,000 on an unsecured basis at an interest rate of 8.75% with monthly payments due. As of April 30, 2013 and 2012, the outstanding balance for this loan was $94,887 and $94,932 respectively.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 11. Risk Management Activities

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

NOTE 12. Customer Deposit

Deposits from customers consisted of the following for the years ended April 30, 2013 and April 30, 2012:

------------------------------- -------------------------------
       Customer Deposit         For the years ended April 30,
------------------------------- -------------------------------
                                    2013             2012
                                    ----             ----

Deposit for                     $518,083         $408,391
commercial boats
                                -------------    --------------
Deposit for recreational boats    20,500           20,500
                                -------------    --------------
       Total customer deposit   $538,583         $428,891
------ ------------------------ ------------- -- --------------

NOTE 13. Notes Payable


------------------------------------------ -------------------------------------
              Notes Payable                   For the years ended April 30,
------------------------------------------ -------------------------------------
                                                2013                2012

Note payable - related party               $     50,000                 $57,500
Note payable - others                           110,500                  90,500
                                           ---------------    ------------------
       Total notes payable                 $    160,500                $148,000
------ ----------------------------------- --------------- -- ------------------

At April 30, 2013, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest per annum and currently due. Interest accrued to date on this note payable is $8,113. Due to negotiation with Mr. Srikrishna Mankal, the accrual for interest on the said loan was mutually agreed to cease from August 1, 2012.

At April 30, 2013, the Company had an unsecured convertible note payable with an unrelated party in the amount of $110,500, which bears at 8-22% interest and is currently due. Convertible at the holders' option (principal & interest) in full or part into common stock at 60% three lowest average 3 out of 10 day. Company recognized $95,000 of beneficial conversion expense during the year ended April 30, 2012 with an offset to additional paid in capital.

NOTE 14. Shareholder Loans

At April 30, 2013, Shareholder loans consisted of the following:

------------------------------------ --------------------------------
        Shareholders' Loans           For the years ended April 30,
------------------------------------ --------------------------------
                                         2013              2012

Daniel Medina, President                 $354,143          $ 360,628
Madhava Rao Mankal, CFO                   308,978            253,896
                                     -------------    ---------------
       Total shareholders' loan          $663,121          $ 683,041
------ ----------------------------- ------------- -- ---------------

Shareholder loans are unsecured, bear interest at 8 - 10% per annum, and are due on demand. From time to time, shareholders are involved in funding operations. These funds are provided and collected on an as needed basis.

NOTE 15. Stockholders' Equity

Common Stock

The Company has been authorized to issue, 100,000,000 shares of common stock with a par value of $0.0001. The Company had 55,890,117 shares of its common stock issued and outstanding on April 30, 2013 and 2012, respectively.

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

During the year period ended April 30, 2012, the Company has issued 20 Series `B' Preferred shares to unrelated party in exchange for watercraft designs.

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

Stock Subscriptions Payable

None

NOTE 16. Commitments

Operating Leases

As of April 30, 2013, we did not own any properties. We moved our Company's activities, including all subsidiaries, from Corona, California to Ontario, California during April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially at $5,610.00 per month plus $495.00 costs, escalating over the term of the lease to $5,950 per month plus costs.

Our consolidated contractual obligations as of April 30, 2013, are as follows:

--------------------------------------------------- -----------------
            Operating Lease Obligation                   Amount
--------------------------------------------------- -----------------

April 30, 2014                                                67,320
April 30, 2015                                                67,320
April 30, 2016                                                67,320
                                                    -----------------
        Total operating lease obligation                    $213,180
------- ------------------------------------------- -----------------


The Company has license agreements with a Mr. Albert Mardikian, related party allowing its technology to be utilized in the manufacture of its boats, along with $1,500 towards royalty payments.

NOTE 17. Litigation

Entry into Settlement Agreement


On February 10, 2012, Medina International Holdings, Inc. ("the Company"), its subsidiaries, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties"). The Settlement Agreement is in connection with the lawsuit filed by Mr. Mardikian, as discussed below.


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


The Settlement Agreement provides for a the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year using the 24' and 26' mold provided by Mr. Albert Mardikian. If 4 or less boats are manufactured the Company does not have to pay the contingency payment. If 5 or more boats are manufactured using the 24' and 26' mold provided by Mr. Albert Mardikian, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement.


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


                                 MEDINA INTERNATIONAL HOLDINGS, INC.
                                    (a Colorado corporation)



August 02, 2013                              By:____________________________
                                              Daniel F. Medina,
                                              President & Director


Date: August 02, 2013
                                             By:___________________________
                                              Madhava Rao Mankal,
                                              Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 02, 2013                        By:___________________________
                                            Daniel F. Medina,
                                            President & Director


Date: August 02, 2013                        By:___________________________
                                             Madhava Rao Mankal,
                                             Chief Financial Officer &Director
Director


Date: August 02, 2013                        By:___________________________
                                             Erich Lewis,
                                             Director


Date: August 02, 2013                        By:____________________________
                                             Mike Gallo,
                                             Director

Date: August 02, 2013                        By:____________________________
                                            Erik P. Wolf,
                                            Director