Form 10-K/A
period 2013-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2013-09-06
CIK 1093248

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None








                       MEDINA INTERNATIONAL HOLDINGS, INC.
                         2013 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
--------------------- --------------------------------------------------------------------- ---------

        ITEM                                      DESCRIPTION                                  PAGE
                                               Part I

Item 1.               Description of Business                                                  1
   Item 1A.              Risk Factors                                                          6
   Item 1B.              Unresolved Staff Comments                                             13

Item 2.               Description of Property                                                  13

Item 3.               Legal Proceedings                                                        13

Item 4.               Mine and Safety Disclosures                                              13

                                              Part II

Item 5.               Market for Registrant's Common Equity, Related Stockholder               13
                      Matters and Issuer Purchases of Equity Securities

Item 6.               Selected Financial Data                                                  15

Item 7.               Management's Discussion and Analysis of Financial Condition and          15
                      Results of Operations
   Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.          22

Item 8.               Financial Statements and Supplementary Data                           F-1 - F-15

Item 9.               Changes in and Disagreements With Accountants on Accounting and          23
                      Financial Disclosure
   Item 9A.               Controls and Procedures                                              23
   Item 9A(T)             Controls and Procedures                                              24
   Item 9B.               Other Information                                                    25

                                              Part III

Item 10.              Directors, Executive Officers, Corporate Governance                      25

Item 11.              Executive Compensation                                                   29

Item 12.              Security Ownership of Certain Beneficial Owners and Management           31
                      and Related Stockholder Matters

Item 13.              Certain Relationships and Related Transactions, and                      32
                      Director Independence

Item 14.              Principal Accounting Fees and Services                                   33

                                              Part IV

Item 15.              Exhibits, Financial Statement Schedules.                                 34

                      Signatures                                                               35
--------------------- --------------------------------------------------------------------- ---------




                                EXPLANATORY NOTE

Medina International Holdings, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K for the year ended April 30, 2013 filed with the Securities and Exchange Commission on August 13, 2013, for the sole purposes of amending Item 6 of Part I to include the financial summary information and the heading of the statement of operations included in Part II, Item 8of this filing.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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



                                                                              During the year ended April 30,
                                                                      2013               2012                 2011
                                                                      ----               ----                 ----
      Operating Results
               Net Sales                                            $ 1,355,179             $ 419,397         $ 1,542,436
               Gross Margin                                           $ 282,078                76,658             512,531
               Net Loss                                               $(417,276)          $(1,246,686)         $ (566,022)
      Balance Sheet
               Total assets                                           $ 467,579             $ 546,160           $ 580,285
               Total debt                                            $2,875,058             2,536,363           2,825,258
               Total Stockholders' equity                           $(2,407,479)         $ (1,990,203)        $(2,244,973)
      Cash Flows
               Net cash received (used) by operating activities       $  36,891            $ (415,545)           $  14,295
               Net cash used by investing activities                  $ (32,301)           $ (107,034)           $ (33,158)



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

                                       29

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


                                 MEDINA INTERNATIONAL HOLDINGS, INC.
                                    (a Colorado corporation)



Date:September 6, 2013                        By:____________________________
                                              Daniel F. Medina,
                                              President & Director


Date: September 6, 2013
                                             By:___________________________
                                              Madhava Rao Mankal,
                                              Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: Septermber 6, 2013                     By:___________________________
                                            Daniel F. Medina,
                                            President & Director


Date: September 6, 2013                      By:___________________________
                                             Madhava Rao Mankal,
                                             Chief Financial Officer & Director


Date: September 6, 2013                      By:___________________________
                                             Erich Lewis,
                                             Director


Date: September 6, 2013                      By:____________________________
                                             Mike Gallo,
                                             Director

Date: September 6, 2013                      By:____________________________
                                            Erik P. Wolf,
                                            Director