Form 10-Q
period 2013-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2013-09-23
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

-----------------

FORM 10Q

-----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number : 000-27211

MEDINA INTERNATIONAL HOLDINGS, INC.

-------------------------------------------------------

(Exact name of registrant as specified in its charter)

COLORADO 84-1469319

------------------------------------------------------

(State of Incorporation) (IRS Employer ID Number)

191 Kettering DR., Ontario, CA 91761

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 25, 2013, there were 56,090,117 shares of the registrant’s common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	July 31, 2013 (Un-Audited)	April 30, 2013 (Audited)
ASSETS

Cash	$21,780	$2,635
Inventory	654,181	193,748
Other receivables	237,718	247,718
Reserve	(237,718)	(237,718)
Total other receivables	-	10,000
Total current assets	675,961	206,383

Fixed Assets:	811,535	768,957
Accumulated depreciation	(552,072)	(526,435)
Total property & equipment	259,463	242,522

Prepaid expenses & deposits	16,676	18,674
TOTAL ASSETS	$952,100	$467,579

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$619,404	$656,903
Accrued liabilities	921,579	930,981
Short term debt	126,134	128,842
Bank overdraft	-	9,428
Customer Deposit	1,212,529	538,583
Stock committed to be issued	3,000	7,700
Notes payable	110,500	110,500
Related party payable	50,000	50,000
Related Parties - short-term borrowings from shareholders	430,724	442,121
Total current liabilities	3,473,870	2,875,058

Total Liabilties	3,473,870	2,875,058

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on July 31, 2013 and April 30, 2013	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding on July 31, 2013 and April 30, 2013	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 and 55,890,117 shares issued and outstanding on July 31, 2013 and April 30, 2013	5,609	5,589
Additional paid-in capital	4,887,950	4,880,270
Accumulated deficit	(7,795,329)	(7,673,338)
Total stockholders' equity (deficit)	(2,521,770)	(2,407,479)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$952,100	$467,579

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended July 31,
	2013	2012

Sales, net	$57,288	$642,755
Cost of Goods Sold	67,077	447,628
Gross profit (loss)	(9,789)	195,127

General and administrative expenses	87,563	121,298
Selling and marketing expenses	1,043	41,237
Write-off of assets	-	-
Income (loss) from operations	(98,395)	32,592

Other income	-	-
Interest expense	(23,596)	(15,570)
Net other Income (loss)	(23,596)	(15,570)

Loss before income tax (expense) benefit	(121,991)	17,022
Income tax (expense) benefit	-	-
Net Gain (Loss) from operations	$(121,991)	$17,022

Net loss per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average number of shares outstanding:
Basic	55,951,655	55,890,117
Diluted	55,951,655	55,890,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For Three Months Ended July 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(121,991)	$17,022
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription payable	3,000	500
Depreciation expenses	25,637	24,536
Write-off of fixed assets	0	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable		-
Decrease (Increase) in other receivable	10,000	-
Decrease (Increase) in inventory	(460,434)	124,926
Increase (decrease) in accounts payable	(37,498)	(62,992)
Increase (decrease) in accrued liabilities	(9,402)	3,445
Increase (decrease) in customer deposits	673,946	(68,421)
(Increase) decrease in prepaid expenses	1,998	-
Total adjustments	207,247	21,994
Net cash (used) received in operating activities	85,256	39,016

Cash flows from investing activities:
Purchase of property and equipment	(42,578)	(11,857)
Net cash used in investing activities	(42,578)	(11,857)

Cash flows from financing activities:
Bank overdraft	(9,428)	(192)
Proceeds/(Payments) from notes payable	-	20,000
Proceeds/(Payments) from related party note payable	-	(7,500)
Proceeds/(Payments) from related party note payable shareholders	(11,397)	(549)
Proceeds/(Payments) on lines of credit & credit cards	(2,708)	(7,349)
Proceeds from stock subscription		-
Net cash provided (used) by financing activities	(23,533)	4,410
Net increase (decrease) in cash and cash equivalents	19,145	31,569

Cash and cash equivalents - beginning of period	2,635	-
Cash and cash equivalents - end of period	$21,780	$31,569

Supplemental disclosure of cash flow information:
Interest Paid	$4,956	$15,570
Taxes Paid	$-	$-

Supplemental schedule of noncash investing and financing activities:
Stock issued for services	$7,700	$30,513

The accompanying notes are an integral part of these financial statements

Medina International Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(Unaudited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2011	51,110,497	$5,111	20	$240,000		$-	$3,519,292	$(6,009,376)	$(2,244,973)

Stock issued to Directors	200,000	20	10	120,000	20	20,000	35,155		175,175
Shares issued for services	650,000	65					19,985		20,050
Shares issued for cash	1,000,000	100					149,900		150,000
Shares issued on conversion of debt	2,929,620	293					47,169		47,462
Beneficial Loan conversion Expense							95,000		95,000
Settlement of Lawsuit							1,013,769		1,013,769
Net loss								(1,246,686)	(1,246,686)
Balance - April 30, 2012	55,890,117	$5,589	30	$360,000	20	$20,000	$4,880,270	$(7,256,062)	$(1,990,203)

Net loss								(417,276.00)	(417,276)

Balance - April 30, 2013	55,890,117	$5,589	30	$360,000	20	$20,000	$4,880,270	$(7,673,338)	$(2,407,479)
Shares issued for payable	200,000	20					7,680		7,700
Net loss								(121,991)	(121,991)

Balance - July 31, 2013	56,090,117	$5,609	30	$360,000	20	$20,000	$4,887,950	$(7,795,329)	$(2,521,770)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2013

(Unaudited)

NOTE 1 – BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2013 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of subsidiaries, Medina Marine, Inc., Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2013, the Company's current liabilities exceeded its current assets by $2,797,910. Also, the Company's operations generated $57,288 revenue during the current period ended and the Company's accumulated deficit is $7,795,329.

Management has taken various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2013 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of our three wholly owned subsidiaries, Harbor Guard Boats, Inc., Medina Marine, Inc.. All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with ASC 650 “Revenue Recognition.” Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as unearned revenue.

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

Inventory

We carry our inventories at the lower of their cost or market value. Cost is determined using first-in, first-out (“FIFO”) method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

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

Products and services, geographic areas and major customers

The Company earns revenue from the sale of recreational and commercial boats. The Company’s products were sold domestically and internationally. The Company does not separate sales activities into different operating segments.

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the three months ended July 31, 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3. INVENTORY

As of July 31, 2013, inventory consisted of the following:

Inventory	Cost
Parts	$0
Work-in-Progress	654,181
Finished Goods	0
Total Inventory	$654,181

NOTE 4. Other Receivables

As of July 31, 2013, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	0

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

The Settlement Agreement provides for the agreements entered into in 2011 to be terminated and cancelled, effective immediately. All parties agree to the termination of the agreements without remedy and resolve each party of any claims or liabilities arising out of such agreements. As a result of the termination, Wintec is no longer a subsidiary of the Company. The Company transferred back to Wintec the 20,400,000 shares of Wintec in exchange for $1. Wintec transferred 3,000,000 shares of the Company's common stock issued in 2011, in exchange for $1;

Wintec per agreement to pay to the Company $237,718 within two years of the date of the Settlement Agreement, which we have reserved at 100% of total receivable due to non availability of financial statements of Wintec Protective Systems, Inc.

NOTE 5. FIXED ASSETS

As of July 31, 2013, fixed assets consisted of the following:

Property and Equipment	Cost
Machinery and equipment; including molds & tools	$698,850
Computers	13,535
Furniture & fixture	3,610
Office equipments	4.540
Fire Extinguisher	500

Intangible Assets	90,500
Total Property and Equipment	811,535
Less accumulated depreciation	(552,072)
Fixed Assets, Net	$259,463

NOTE 6. Prepaid Expenses

As of July 31, 2013 and July 31, 2012, prepaid expenses included operating expenses and a vendor deposit in the amount of $16,676 and $18,674, respectively.

NOTE 7. Accrued Liabilities

Our accrued liabilities as of July 31, 2013 were as follows:

Amount
Interest – shareholders’ loan	105,893
Interest – related party	7,000
Interest – note payable	34,040
Accrued payroll	748,412
Warranty liabilities	26,234
Total accrued liabilities	$921,579

NOTE 8. SHORT-TERM DEBT

As of July 31, 2013, Short term debts consisted of the following:

Financial Institutions
Citi bank	$94,886
Wells Fargo bank	5,515
Credit Cards	25,733
Total Short Term debt	$126,134

At July 31, 2013, the Company has a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis since the year 2008 at an interest rate of 8.75.% with monthly payments due. The outstanding balance for this loan was $94,886.

The Company originally borrowed $11,025 from Wells Fargo bank as equipment loan repayable in monthly installments over a period of 60 monthly installments of $212. As on July 31, 2013 remaining balance is $5,515.

The Company’s remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

NOTE 9. RELATED PARTY TRANSACTIONS

Deposit from customers at the end of quarter ended July 31, 2013 consists of the following:

Notes payable - related party	$50,000

At July 31, 2013, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000. Interest accrued to date $7,000.

NOTE 10. CUSTOMER DEPOSIT

Deposit from customers at the end of quarter ended July 31, 2013 consists of the following:

Deposit for commercial boats	$1,192,029
Deposit for recreational boats	20,500
Total	$1,212,529

NOTE 11. NOTE PAYABLE

Deposit from customers at the end of quarter ended July 31, 2013 consists of the following:

Notes payable – others	110,500
Total	$110,500

At July 31, 2013, the Company had an unsecured convertible note payable with an unrelated party in the amount of $90,500, which bears at 8-22% interest and is currently due. The note is convertible at the holders' option (principal & interest) in full or part into common stock at 60% of the average of the three lowest market bid prices on the Company’s common stock from the previous 10 days’ quotes. The Company recognized a $95,000 beneficial conversion expense during the year ended April 30, 2013 with an offset to additional paid in capital.

NOTE 12. SHAREHOLDERS' LOANS

At July 31, 2013, Shareholders' loans consisted of the following:

Daniel Medina, President & Director	$237,616
Madhava Rao Mankal, Chief Financial Officer & Director	193,108
Total	$430,724

Shareholder’s loan from shareholder of the Company, unsecured, 10% interest per annum, due on demand.

NOTE 13. STOCKHOLDERS' EQUITY

200,000 shares were issued during the quarter ended July 31, 2013 to two independent directors for services.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of April 30, 2013, we did not own any properties. We moved our Company’s activities, including all subsidiaries, from Corona, California to Ontario, California during on April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610.00 per month plus $495.00 costs, escalating over the term of the lease to $5,950 per month plus costs.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian’s patents are not used.

Litigation

On March 15, 2013 an individual (the “Plaintiff”) filed a Complaint for Damages against the Company and other parties in the Superior Court of State of California for the County of Riverside, alleging in general, breach of contract on the part of the Company for failure to fulfill the terms of an employment agreement. The Complaint seeks monetary damages at minimum of approximately $660,000, and repurchase by the Company of the Plaintiff’s 500,000 common shares. A Request for Entry of Default was filed by the Plaintiff with the Court on May 8, 2013, effectively eliminating the Company’s right to answer the Complaint unless the Request for Entry of Default is set aside. The Company has retained legal counsel on the matter, intends to move for a set aside of the Request for Entry of Default, to file a motion to be removed from the suit, and to vigorously defend itself against any claims.

NOTE 15 – SUBSEQUENT EVENTS

Completed and delivered a boat during the month of August 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-----------------------------------------------------------------------

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

The independent registered public accounting firm’s report on the Company’s financial statements as of April 30, 2013, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

The Company, under its two wholly owned subsidiaries, Harbor Guard Boats, Inc. and Medina Marine, Inc., manufacture and sell recreational and commercial boats.

The Company engages approximately seven full time employees. Our President and Chief Financial Officer have been engaged on full time to work with Harbor Guard Boats, Inc.

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

RESULTS OF OPERATION

Results Of Operations For The Three-Month Period Ended July 31, 2013 Compared To The Same Period Ended July 31, 2012

The Company recognized $57,288 in revenues during the three months ended July 31, 2013 compared to $642,755 during the three months ended July 31, 2012. This resulted in decrease of sales over the prior period by $585,467 or 91.09%. We sold one fiberglass boat during the quarter ended July 31, 2013 compared to two aluminum boats during the quarter ended July 31, 2012.

During the three months ended July 31, 2013 general and administrative expenses decreased by $17,937 or 17.00% to $87,563 compared to $105,500 for the quarter ended July 31, 2012. The decrease is mainly due to professional and management salary. Selling and marketing expenses decreased by $40,194 or 97.47% to $1,043 for the quarter ended July 31, 2013 compared to $41,237 for the quarter ended July 31, 2012. The decrease is mainly due to decrease in sales commission for the quarter ended July 31, 2013 caused by the decrease in sales.

During the three months ended July 31, 2013 interest expense increased by $8,026 or 51.55% to $23,596 compared to $15,570 for the period ended July 31, 2012. This increase is due to interest expense on shareholders loan and on unrelated party note which has conversion feature.

During the three months ended July 31, 2013, the Company recognized a net loss of $121,991 compared to a net income of $17,022 for the quarter ended July 31, 2012. The increase in loss of $139,013 mainly due to the decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2013, we had total current assets of $675,961, consisting of cash of $21,780 and $654,181 in inventory. At July 31, 2013, the Company had current liabilities of $3,473,871. At July 31, 2013, the Company has a working capital deficit of $2,797,910. The Company will need to raise capital through loans or private placements in order to carry out any operational plans.

During the three months ended July 31, 2013, the Company provided $85,256 from its operating activities. The Company used $42,576 for purchase of equipment. The Company used $23,533 through financing activities during the three months ended July 31, 2012.

During the three months ended July 31, 2012, the Company provided $39,016 from its operating activities. The Company used $11,857 for purchase of equipment. The Company used $4,602 through financing activities during the three months ended July 31, 2012.

At July 31, 2013, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000, which bears an 8% interest repayable. Interest accrued to date $7,000.

At July 31, 2013, the Company had an unsecured convertible note payable with an unrelated party in the amount of $90,500, which bears at 8-22% interest and is currently due. The note is convertible at the holders' option (principal & interest) in full or part into common stock at 60% of the average of the three lowest market bid prices on the Company’s common stock from the previous 10 days’ quotes.

Going Concern

The independent registered public accounting firm’s report on the Company’s financial statements as of April 30, 2013, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended July 31, 2013. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2013, Robert Doherty filed a Complaint for Damages against the Company and ROK Protective Systems, Inc., ROK Americans and Wintec Protective Services, LLC in the Superior Court of State of California for the County of Riverside.

A Request for Entry of Default was filed by the Plaintiff with the Court on May 8, 2013, effectively eliminating the Company’s right to answer the Complaint unless the Request for Entry of Default is set aside.

Mr. Doherty served as the Chief Executive Officer of Wintec Protective Services, LLC (“Wintec”) when it was a subsidiary of the Company. The Company entered into a Settlement and Mutual Release with Wintec in March 2012, which provided for the agreements entered into in 2011, whereby the Wintec was no longer a subsidiary of the Company.

Mr. Doherty has alleged, among other items, Breach of Contract and the Failure to pay wages owed to him under and Employment Agreement by and between himself and Wintec, LLC.

Mr. Doherty is seeking monetary damages of approximately $661,218 in connection with Employment Agreement. Further, Mr. Doherty is asking for the 500,000 shares of the Company’s common stock, be repurchased by the Company.

The Company has retained legal counsel on the matter, intends to move for a set aside of the Request for Entry of Default, to file a motion to be removed from the suit, and to vigorously defend itself against any claims.

ITEM 2. CHANGES IN SECURITIES

During the period of May 1, 2013 through July 31, 2013, the Company issued 200,000 shares of its common stock (100,000 shares each) to two of independent director as compensation for services.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were directors of the Company, and therefore known to the Company and its management, through pre-existing business relationships, as long standing business associates . All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

MEDINA INTERNATIONAL HOLDINGS, INC.

(Registrant)

Dated: September 23, 2013	By:	/s/ Daniel Medina
Daniel Medina,
President

Dated: September 23, 2013	By:	/s/ Madhava Rao Mankal
Madhava Rao Mankal,
Chief Financial Officer
(Principal Accounting Officer)