Form 10-K/A
period 2013-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2013-09-27
CIK 1093248

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A #2

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
--------------------- --------------------------------------------------------------------- ---------




                             EXPLANATORY NOTE

Medina International Holdings, Inc., (the "Company"), is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended April 30, 2013 filed with the Securities and Exchange Commission on August 13, 2013 and Amendment No. 1, filed on September 6, 2013 for the sole purposes of amending Part I, Item 3, to include disclosure of litigation against the Company, Part II, Item 8 to restate the Company's audited financial statements for the year ended April 30, 2013 for such litigation contingency disclosure and to amend Part II, Item 9(A) for such restatement.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A-2 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

A Request for Entry of Default was filed by the Plaintiff with the Court on May 8, 2013, effectively eliminating the Company's right to answer the Complaint unless the Request for Entry of Default is set aside.

Mr. Doherty served as the Chief Executive Officer of Wintec Protective Services, LLC ("Wintec") when it was a subsidiary of the Company. The Company entered into a Settlement and Mutual Release with Wintec in March 2012, which provided for the agreements entered into in 2011, whereby the Wintec was no longer a subsidiary of the Company.

Mr. Doherty has alleged, among other items, Breach of Contract and the Failure to pay wages owed to him under and Employment Agreement by and between himself and Wintec, LLC.

Mr. Doherty is seeking monetary damages of approximately $661,218 in connection with Employment Agreement. Further, Mr. Doherty is asking for the 500,000 shares of the Company's common stock, be repurchased by the Company.

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

As of the date of this report, the Company's common stock has been thinly traded. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail for our Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, were as follows:

------------------------- ------------- -------------
                              High          Low
------------------------- ------------- -------------
Year  ended   April  30,
2013

First Quarter             $0.09         $0.09
Second Quarter            $0.09         $0.01
Third Quarter             $0.04         $0.01
Fourth Quarter            $0.03         $0.03

Year  ended   April  30,
2012

First Quarter             $0.21         $0.01
Second Quarter            $0.18         $0.01
Third Quarter             $0.08         $0.01
Fourth Quarter            $0.06         $0.01
------------------------- ------------- -------------
                                       13

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

Failure of Internal Controls

Subsequent to the filing of the Annual Report on Form 10-K for the year ended April 30, 2013, management discovered that there had been a failure to make certain legal disclosures which has resulted in the filing of this Amendment No. 2 and a restatement of the Company's audited financial statements for the year ended April 30, 2013. Such failure was a result of our limited staff as discussed above.

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

As discussed in Note 18 to the financial statements, the Company failed to disclose in its previously released financial statements for the year ended April 30, 2013 a material contingency stemming from a legal action. Accordingly, the April 30, 2013 financial statements have been restated by adding additional footnote disclosure in Note 18.

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

Aurora, Colorado
                        /s/Ronald R. Chadwick, P.C.
September 20, 2013         RONALD R. CHADWICK, P.C.




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

NOTE 18. RESTATEMENT

The Company in September 2013 restated its financial statements by including in the footnotes the description below of a material contingency which the Company previously failed to disclose.

On March 15, 2013 an individual (the "Plaintiff") filed a Complaint for Damages against the Company and other parties in the Superior Court of State of California for the County of Riverside, alleging in general, breach of contract on the part of the Company for failure to fulfill the terms of an employment agreement. The Complaint seeks monetary damages at minimum of approximately $660,000, and repurchase by the Company of the Plaintiff's 500,000 common shares. A Request for Entry of Default was filed by the Plaintiff with the Court on May 8, 2013, effectively eliminating the Company's right to answer the Complaint unless the Request for Entry of Default is set aside. The Company has retained legal counsel on the matter, intends to move for a set aside of the Request for Entry of Default, to file a motion to be removed from the suit, and to vigorously defend itself against any claims.

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MEDINA INTERNATIONAL HOLDINGS, INC.
                                    (a Colorado corporation)



Date:September 26, 2013                        By:/s/Daniel F. Medina
                                              Daniel F. Medina,
                                              President & Director


Date: September 26, 2013
                                             By:/s/Madhava Rao Mankal
                                              Madhava Rao Mankal,
                                              Chief Financial Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: Septermber 26, 2013                     By:/s/Daniel F. Medina
                                            Daniel F. Medina,
                                            President & Director


Date: September 26, 2013                      By:Madhava Rao Mankal
                                             Madhava Rao Mankal,
                                             Chief Financial Officer & Director


Date: September 26, 2013                      By:/s/Erich Lewis
                                             Erich Lewis,
                                             Director


Date: September  26, 2013                      By:/s/Mike Gallo
                                             Mike Gallo,
                                             Director

Date: September 26, 2013                      By:/s/Erik P.Wolf
                                             Erik P. Wolf,
                                             Director