Form 10-Q
period 2013-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2013-12-13
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

-----------------------------------------------------

FORM 10Q

-----------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

191 Kettering Dr., Ontario, CA 92880

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2013, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page
----
Consolidated Balance Sheets - October 31, 2013 and April 30, 2012	F-1

Consolidated Statements of Operations - Three months and six months ended October 31, 2013 and 2012	F-2

Statements of Cash Flows - Six months ended October 31, 2013 and 2012	F-3

Statement of Changes in Stockholders' Equity (Deficit)	F-4

Notes to Consolidated Financial Statements	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits	22

SIGNATURES	24

PART I. – FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.

 AND SUBSIDIARIES

Consolidated Balance Sheets

	October 2013 (Un-Audited)	April 30, 2013 (Audited)
ASSETS

Cash	$8,265	$2,635
Inventory	563,680	193,748
Other receivables	237,718	247,718
Reserve	(237,718)	(237,718)
Total other receivables	-	10,000
Total current assets	571,945	206,383

Fixed Assets:	811,535	768,957
Accumulated depreciation	(579,468)	(526,435)
Total property & equipment	232,067	242,522

Prepaid expenses & deposits	10,239	18,674

TOTAL ASSETS	$814,251	$467,579

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$748,982	$656,903
Accrued liabilities	686,110	709,981
Short term debt	125,039	128,842
Bank overdraft	-	9,428
Customer Deposit	849,235	538,583
Stock committed to be issued	4,125	7,700
Notes payable	110,500	110,500
Related party payable	105,000	50,000
Related Parties - short-term borrowings from shareholders	654,165	663,121
Total current liabilities	3,283,156	2,875,058

Total Liabilties	3,283,156	2,875,058

Preferred stock 10,000,000 shares authorized

Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on October 31, and April 30, 2013	360,000	360,000

Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on October 31 and April 30, 2013	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 and 55,890,117 shares issued and outstanding on October 31, 2013 and April 30, 2013	5,609	5,589
Additional paid-in capital	4,887,950	4,880,270
Accumulated deficit	(7,742,464)	(7,673,338)
Total stockholders' equity (deficit)	(2,468,905)	(2,407,479)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$814,251	$467,579

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)

	For the three months ended October 31,		For the six months ended October 31,
	2013	2012	2013	2012

Sales, net	$705,039	$57,758	$762,327	$700,513
Cost of Goods Sold	454,729	52,262	522,156	500,050
Gross Profit (Loss)	250,310	5,496	240,171	200,463

General and administrative expenses	106,760	71,537	195,104	192,960
Selling and marketing expenses	76,727	6,378	77,742	47,707
Income (Loss) from operations	66,823	(72,419)	(32,675)	(40,204)

Other income	-	-	-	-
Interest expense	12,856	13,009	36,451	28,534
Net other loss	(12,856)	(13,009)	(36,451)	(28,534)
			-
Loss before income tax (expense) benefit	53,968	(85,428)	(69,126)	(68,738)
Income tax (expense) benefit	-	-	-	-

Net Income (Loss)	$53,968	$(85,428)	$(69,126)	$(68,738)
Net loss per share (Medina International Holdings, Inc.):
Basic	$0.00	$(0.00)	$-	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	56,090,117	55,890,117	56,090,117	55,890,117
Diluted	56,090,117	55,890,117	56,090,117	55,890,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For Six Months Ended October 31,

	2013	2012

Cash flows from operating activities:
Net loss	$(69,126)	$(68,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription payable/Issued for services	4,125	700
Depreciation expenses	53,033	47,297
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	-	-
Decrease (Increase) in other receivable	10,000	-
Decrease (Increase) in inventory	(369,932)	(50,899)
Increase (decrease) in accounts payable and accrued liabilities	68,208	(24,625)
Increase (decrease) in customer deposits	310,652	368,033
(Increase) decrease in prepaid expenses	8,435	98
Total adjustments	84,521	340,604
Net cash (used) received in operating activities	15,395	271,865

Cash flows from investing activities:
Purchase of property and equipment	(42,578)	(27,323)
Net cash used in investing activities	(42,578)	(27,323)

Cash flows from financing activities:
Bank overdraft	(9,428)	-
Proceeds/(Payments) from notes payable	-	20,000
Proceeds/(Payments) from related party note payable	55,000	(7,500)
Proceeds/(Payments) from related party note payable shareholders	(8,956)	(39,777)
Proceeds/(Payments) on lines of credit & credit cards	(3,803)	(7,640)
Proceeds from stock subscription
Net cash provided (used) by financing activities	32,813	(34,917)

Net increase (decrease) in cash and cash equivalents	5,630	209,625

Cash and cash equivalents - beginning of period	2,635	-
Cash and cash equivalents - end of period	$8,265	$209,625

Supplemental disclosure of cash flow information:
Interest Paid	$4,956	$10,239
Taxes Paid	$-	$-
	-	-
Shares issued to settle accrued expenses	$7,700	$-

The accompanying notes are an integral part of these financial statements

  Medina International Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(un-Audited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2011	51,110,497	$5,111	20	$240,000		$-	$3,519,292	$(6,009,376)	$(2,244,973)

Stock issued to Directors	200,000	20					10,443		10,463
Stock issued to Directors			10	120,000	20	20,000	24,712		164,712
Shares issued for services	650,000	65					19,985		20,050
Shares issued for cash	1,000,000	100					149,900		150,000
Shares issued on conversion of debt	2,929,620	293					47,169		47,462
Beneficial Loan conversion Expense							95,000		95,000
Settlement of Lawsuit							1,013,769		1,013,769
Net loss								(1,246,686)	(1,246,686)

Balance - April 30, 2012	55,890,117	$5,589	30	$360,000	20	$20,000	$4,880,270	$(7,256,062)	$(1,990,203)

Net loss								(417,276.00)	(417,276)

Balance - April 30, 2013	55,890,117	$5,589	30	$360,000	20	$20,000	$4,880,270	$(7,673,338)	$(2,407,479)
Shares issued for accrued expenses	200,000	20					7,680		7,700
Net profit (loss)								(69,126)	(69,126)

Balance - October 31, 2013	56,090,117	$5,609	30	$360,000	20	$20,000	$4,887,950	$(7,742,464)	$(2,468,905)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2013. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2013 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of subsidiaries, Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2013, the Company's current liabilities exceeded its current assets by $2,711,211. Also, the Company's operations generated $762,327 revenue during the six months ended October 31, 2013 and the Company's accumulated deficit at October 31, 2013 is $7,742,464.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2013 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the six months ended October 31, 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3. INVENTORY

As of October 31, 2013, inventory consisted of the following:

Item	October 31, 2013
Raw material and supplies	$-
Work in progress	563,680
Finished goods	-
Total Inventory	$563,680

NOTE 4. OTHER RECEIVABLES

As of October 31, 2013, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	-

Entry in Settlement Agreement - Disposition of Subsidiary

On March 28, 2012, ROK Global, PLC ("ROK") entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") the Company, Wintec Protective Systems, Inc. ("Wintec"), Mr. Daniel Medina, and Mr. Madhava Mankal Rao. Mr. Medina and Mankal are officers and directors of the Company.

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

Wintec per agreement to pay to the Company $237,718 within two years of the date of the Settlement Agreement, which we have reserved at 100% of total receivable due to non availability of financial information of Wintec Protective Systems, Inc.

NOTE 5. FIXED ASSETS

As of October 31, 2013 Property and equipment consisted of the following:

Property and Equipment	October 31, 2013
Machinery and equipment, including molds & tools	$698,850
Computers	13,535
Furniture and fixtures	3,610
Office equipment	4,540
Fire extinguisher	500
Intangible assets	90,500
Total property and equipment	811,535
Less: Accumulated Depreciation	(579,468)
Total Property and equipment	$232,067

The Company has spent on Designs for new designs for 26’, 30’ and 37’ models which are treated as intangible asset.

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of October 31, 2013, prepaid expenses and other assets included prepaid operating expenses and vendor deposit in the amount of $10,239.

NOTE 7. ACCRUED LIABILITIES

As of October 31, 2013 accrued liabilities consisted of the following:

Accrued Liabilities	October 31, 2013
Interest – shareholder loan	$106,627
Interest – related party	7,000
Interest – notes payable	39,412
Payroll and taxes	507,071
Warranty liabilities	26,000
Total Accrued liabilities	$686,110

NOTE 8. SHORT-TERM DEBT

As of October 31, 2013 short term debt consisted of the following:

Short-Term Debt	October 31, 2013
Line of credit – CITI	$94,886
Wells Fargo Equipment Financing	4,878
Credit cards	25,275
Total	$125,039

As of October 31, 2013, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% payable monthly. The outstanding balance as of October 31, 2013 was $94,886.

At October 31, 2013, Company owed $4,878. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.12.

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

NOTE 10. RELATED PARTY TRANSACTIONS

Notes Payable	October 31, 2013
Srikrishna Mankal	$50,000

Pavan Mankal	55,000

Total	105,000

At October 31, 2013, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000. Interest accrued to date $7,000.

At October 31, 2013, the Company had an unsecured note payable to Mr. Pavan Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $55,000.

The Company has various license agreements with a shareholder allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian’s patents are not used.

NOTE 11. CUSTOMER DEPOSIT

Customer deposits represent advance payment by the customer for orders placed to purchase boats. As of October 31, 2013 customer deposit consisted of the following:

Customer Deposits	October 31, 2013
Deposit for commercial boats	$828,735
Deposit for recreational boats	20,500
Total customer deposits	$849,235

NOTE 12. NOTE PAYABLE

As of October 31, 2013 notes payable consisted of the following:

Notes Payable	October 31, 2013

Notes payable – other	110,500

The convertible notes for $52,500 issued to Asher Enterprises, Inc. (“Asher”) in June 24, 2011. This note carries interest of 8% per annum. $ 4,500 of the note principal was converted in to common shares. The remaining balance of $48,500 is payable on demand and has been transferred in the name of C S Sheshadri. This note is convertible at the election of CS Seshadri from time to time after the issuance date. In the event of non-payment the loan will be in default and principal and interest will become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring CS Seshadri’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by CS Seshadri after the issuance date into an equivalent of the Company’s common stock determined by 60% of the average of the three lowest closing bid prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by CS Seshadri. The note contains a BCF amount of $ 35,000 which is being amortized over the term of the loan.

The convertible notes for $42,500 issued to Asher in August 1, 2011. This note carries interest of 8% per annum This note has been transferred in the name of C S Sheshadri and is payable on demand. This note is convertible at the election of CS Seshadri from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay CS Seshadri 150% of the then outstanding principal and interest. The note agreements contain covenants requiring CS Seshadri’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by CS Seshadri after the issuance date into an equivalent of the Company’s common stock determined by 60% of the average of the three lowest closing bid prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by CS Seshadri. We have provided $28,333 as interest expense loss on the above transaction. The note contains a BCF amount of $28,333 which is being amortized over the term of the loan.

The Company has another Note payable for $20,000 which bears no interest and is payable on demand.

NOTE 13. SHAREHOLDERS' LOANS

As of October 31, 2013 shareholders loans consisted of the following:

Shareholders’ Loans	October 31, 2013
Daniel Medina, President & Director	$351,803
Madhava Rao Mankal, Chief Financial Officer & Director	302,362
Total Shareholders’ Loans	$654,165

Shareholder’s loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 14. STOCKHOLDERS' EQUITY

200,000 common shares were issued during the six months period to independent members of the board of directors for services. Shares are valued $7,700 at average market price of $0.038.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of October 31, 2013, we did not own any properties. We moved our Company’s activities, including all subsidiaries, from Corona, California to Ontario, California in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian’s patents are not used.

Litigation

On March 15, 2013, Robert Doherty filed a Complaint for Damages against the Company and ROK Protective Systems, Inc., ROK Americans and Wintec Protective Services, LLC in the Superior Court of State of California for the County of Riverside. On May 18, 2013, the Court entered a Default Judgment against the Company.

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

The Company intends to file a motion to be removed from the suit and intends to defend itself against the claims.

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

RESULTS OF OPERATION

For the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

The Company recognized $705,039 in revenues during the three months ended October 31, 2013 as compared to $57,758 for the three months period ended October 31, 2012, resulting in an increase in sales during the quarter of $647,281 or 1,120.67%. We sold one aluminum boat and one fiber glass boat during the three months ended October 31, 2013 compared to one fiberglass pump out boat during the three months ended October 31, 2012.

Our cost of goods sold for the three months ended October 31, 2013 was $454,729 compared to $52,262 during the three months ended October 31, 2012. The increase in cost of goods sold of $402,467 or 770.09% was a result of increase in corresponding sales activities.

Our gross profit on goods sold for the three months ended October 31, 2013 was $250,310 compared to $5,496 during the three months ended October 31, 2012. The increase in gross profit of $244,814 or 4,454.40% was a result of increase in sale of larger size Aluminum and fiber glass boats.

During the three months ended October 31, 2013, we incurred general and administrative expenses of $106,760 compared to $71,537 during the three months ended October 31, 2012. The increase in general and administrative expenses for the three months period ended October 31, 2013 of $35,223 or49.23% was mainly due to the increase of insurance, design and professional & legal expenses.

During the three months ended October 31, 2013, the Company incurred selling and marketing expenses of $76,727 compared to $6,378 during the three months ended October 31, 2012. The increase of $70,349 or 1,102.9% in selling expenses was primarily due to the increase in selling commissions of $35,294 and marketing expenses of $31,700.

Interest expense decreased by $153 or 1.17% for the three month period ended October 31, 2013. The Company incurred $12,856 for the three month period ended October 31, 2013 compared to $13,009 for the three month period ended October 31, 2012. Decreases in interest expenses was mainly due to reduction in credit card interest.

During the three months ended October 31, 2013, the Company recognized a net income of $53,968 compared to net loss of $85,428 during the three months ended October 31, 2012. Decrease in net loss of $139,396 or 163.17% was result of increase in and gross sales and gross profit.

For the Six Months Ended October 31, 2013 Compared to the Six Months Ended October 31, 2012

The Company recognized $762,327 in revenue during the six months period ended October 31, 2013 as compared to $700,513 for the six months period ended October 31, 2012 resulting in an increase in sales during the period of $61,814 or 8.82%. We sold three boats made of custom made one aluminum and two fiberglass, during the six months ended October 31, 2013 compared to one aluminum and two fiberglass boats during the six months ended October 31, 2012 of different sizes.

Our cost of goods sold for the six months ended October 31, 2013 was $522,156 compared to $500,050 during the six months ended October 31, 2012. The increase in cost of goods sold of $22,106 or 4.42% was a result due to increase in component prices as production is custom built.

Our gross profit on goods sold for the six months ended October 31, 2013 was $240,171 compared to $200,463 during the three months ended October 31, 2012. The increase in gross profit of $39,708 or 19.80% was a result of custom made larger size aluminum boat.

During the six months ended October 31, 2013, we incurred general and administrative expenses of $195,104 compared to $192,960 during the six months ended October 31, 2012. The increase in general and administrative expenses for the six months period ended October 31, 2013 of $2,144 or 1.11% was mainly due to mainly due to the increase in insurance by $13,157, maintenance & repair by $9,295, tax.

During the six months ended October 31, 2013, the Company incurred selling and marketing expenses of $77,742 compared to $47,707 during the six months ended October 31, 2012. The increase of $30,035 or 62.96% was primarily due to the marketing, consulting and sales commission.

Interest expense increased by $9,917 or 34.75% for the six month period ended October 31, 2013. The Company incurred $36,451 for the six month period ended October 31, 2013 compared to $28,534 for the six month period ended October 31, 2012. Increases in interest expense is mainly due to increase in interest on credit card.

During the six months ended October 31, 2013, the Company recognized a net loss of $69,126 compared to net loss of $68,738 during the six months ended October 31, 2011. Increase in net loss of $388 or 0.56%.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013, the Company had $8,265 cash on hand, an inventory of $563,680 and net property and equipment of $232,067. The Company's total current liabilities were $3,283,156 as of October 31, 2013, which was represented mainly accounts payable of $748,982, accrued liabilities of $686,110, deposits from customers of $849,235, short-term debt of $125,039, notes payable of $110,500 and short-term borrowings from shareholders totaling $654,165. At October 31, 2013, the Company's current liabilities exceeded current assets by $2,711,211.

The Company received $15,395 in operating activities for the six months period ended October 31, 2013 compared to usage of $271,865 for six month period ended October 31, 2012.

The Company used $42,578 in investing activities for the six months period ended October 31, 2013 compared to $27,323 for six month period ended October 31, 2012.

During the six months period ended October 31, 2013, the Company provided $32,813 in financing activities includes loan in the amount of, $55,000 from related party. The Company made payments includes $4,803 towards the lines of credits and credit cards and $7,956 towards shareholders loans.

During the six months period ended October 31, 2012, the Company used $34,917 in financing activities includes loan in the amount of $20,000 from unrelated party. The Company made payments includes $7,640 towards the lines of credits and credit cards, $39,777 towards shareholders loan and $7,500 towards notes payable related parties held by the Company.

The Company has an accumulated deficit, as of October 31, 2013, of $7,742,464 compared to $7,673,338 as of April 30, 2013.

Going Concern

The Company's auditors have issued a "going concern" qualification independent registered public accounting firm’s report on the Company’s financial statements as part of their opinion in the Audit Report. For the year ended April 30, 2013, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability of the Company to continue as a "going concern."

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

As of October 31, 2013, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2013, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2013, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2013, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2013 and April 30, 2013, we were not involved in any unconsolidated SPE transactions.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended October 31, 2013. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2013, Robert Doherty filed a Complaint for Damages against the Company and ROK Protective Systems, Inc., ROK Americans and Wintec Protective Services, LLC in the Superior Court of State of California for the County of Riverside. On May 18, 2013, the Court entered a Default Judgment against the Company.

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

The Company intends to file a motion to be removed from the suit and intends to defend itself against the claims.

ITEM 2. CHANGES IN SECURITIES -

During the period of August 1, 2013 through October 31, 2013, the Company issued 200,000 shares to the independent members of its Board of Directors for services valued at $7,700.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily directors of the Company. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

MEDINA INTERNATIONAL HOLDINGS, INC.
(Registrant)

Dated: December 11, 2013	By: /s/ Daniel Medina
-----------------------------------
Daniel Medina,
President

Dated: December 11, 2013	By: /s/ Madhava Rao Mankal
-----------------------------------
Madhava Rao Mankal,
Chief Financial Officer
(Principal Accounting Officer)