Form 10-Q
period 2014-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2014-06-17
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

-----------------------------------------------------

FORM 10Q

-----------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of January 31, 2014, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	Page
----
Consolidated Balance Sheets - January 31, 2014 and April 30, 2013	F-1

Consolidated Statements of Operations - Three months and nine months ended January 31, 2014 and 2013	F-2

Consolidated Statements of Cash Flows - Nine months ended January 31, 2014 and 2013	F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)	F-4

Notes to Consolidated Financial Statements	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Mine Safety Disclosures	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits	22

SIGNATURES	24

PART I. – FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.

 AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	January 2014 (Un-Audited)	April 30, 2013 (Audited)
ASSETS

Cash	$9,891	$2,635
Inventory	103,878	193,748
Other receivables	237,718	247,718
Reserve	(237,718)	(237,718)
Total other receivables	-	10,000
Total current assets	113,769	206,383

Fixed Assets:	812,475	768,957
Accumulated depreciation	(603,716)	(526,435)
Total property & equipment	208,759	242,522

Prepaid expenses & deposits	10,292	18,674

TOTAL ASSETS	$332,820	$467,579

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$699,825	$656,903
Accrued liabilities	965,746	930,981
Short term debt	128,628	128,842
Bank overdraft	-	9,428
Customer Deposit	40,500	538,583
Stock committed to be issued	6,375	7,700
Notes payable	110,500	110,500
Related party payable	105,000	50,000
Related Parties - short-term borrowings from shareholders	438,638	442,121
Total current liabilities	2,495,212	2,875,058

Total Liabilties	2,495,212	2,875,058

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on Janaury 31, 2014 and April 30, 2013	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on January 3,1 2014 and April 30, 2013	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 and 55,890,117 shares issued and outstanding on Janaury 31, 2014 and April 30, 2013	5,609	5,589
Additional paid-in capital	4,887,950	4,880,270
Accumulated deficit	(7,435,951)	(7,673,338)
Total stockholders' equity (deficit)	(2,162,392)	(2,407,479)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$332,820	$467,579

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2014	2013	2014	2013

Sales, net	$1,347,892	$347,861	$2,110,219	$1,048,373
Cost of Goods Sold	866,471	346,966	1,388,692	877,384
Gross Profit (Loss)	481,421	895	721,527	170,989

General and administrative expenses	88,587	226,289	283,651	389,377
Selling and marketing expenses	68,442	28,475	146,184	76,233
Income (Loss) from operations	324,392	(253,869)	291,692	(294,621)

Other income	-	26,722	-	24,874
Interest expense	(17,854)	(13,579)	(54,305)	(40,263)
Net other loss	17,854	13,143	54,305	(15,389)
			-
Loss before income tax (expense) benefit	342,246	(240,726)	237,387	(310,000)
Income tax (expense) benefit	-	-	-	-

Net Income (Loss)	$342,246	$(240,726)	$237,387	$(310,000)
Net loss per share (Medina International Holdings, Inc.):
Basic	$0.01	$(0.00)	$0.00	$(0.01)
Diluted	$0.01	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding:
Basic	56,090,117	55,890,117	55,841,239	55,890,117
Diluted	56,090,117	55,890,117	55,841,239	55,890,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Months Ended January 31,
	2014	2013

Cash flows from operating activities:
Net loss	$237,387	$(310,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock subscription payable/Issued for services	6,375	2,200
Depreciation expenses	77,281	73,007
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable		-
Decrease (Increase) in other receivable	10,000	-
Decrease (Increase) in inventory	89,870	64,477
Increase (decrease) in accounts payable and accrued liabilities	77,687	65,046
Increase (decrease) in customer deposits	(498,083)	333,458
(Increase) decrease in prepaid expenses	8,382	(6,167)
Total adjustments	(228,488)	532,021
Net cash (used) received in operating activities	8,899	222,011

Cash flows from investing activities:
Purchase of property and equipment	(43,518)	(34,823)
Net cash used in investing activities	(43,518)	(34,823)

Cash flows from financing activities:
Bank overdraft	(9,428)	-
Proceeds/(Payments) from notes payable		20,000
Proceeds/(Payments) from related party note payable	55,000	(7,500)
Proceeds/(Payments) from related party note payable shareholders	(3,483)	(5,839)
Proceeds/(Payments) on lines of credit & credit cards	(214)	(3,905)
Proceeds from stock subscription
Net cash provided (used) by financing activities	41,875	2,756

Net increase (decrease) in cash and cash equivalents	7,256	189,944

Cash and cash equivalents - beginning of period	2,635	-
Cash and cash equivalents - end of period	$9,891	$189,944

Supplemental disclosure of cash flow information:
Interest Paid	$13,634	$10,239
Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements

 Medina International Holdings, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity

(un-Audited)

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2011	51,110,497	$5,111	20	$240,000		$-	$3,519,292	$(6,009,376)	$(2,244,973)

Stock issued to Directors	200,000	20					10,443		10,463
Stock issued to Directors			10	120,000	20	20,000	24,712		164,712
Shares issued for services	650,000	65					19,985		20,050
Shares issued for cash	1,000,000	100					149,900		150,000
Shares issued on conversion of debt	2,929,620	293					47,169		47,462
Beneficial Loan conversion Expense							95,000		95,000
Settlement of Lawsuit							1,013,769		1,013,769
Net loss								(1,246,686)	(1,246,686)

Balance - April 30, 2012	55,890,117	$5,589	30	$360,000	20	$20,000	$4,880,270	$(7,256,062)	$(1,990,203)

Net loss								(417,276.00)	(417,276)

Balance - April 30, 2013	55,890,117	$5,589	30	$360,000	20	$20,000	$4,880,270	$(7,673,338)	$(2,407,479)
Shares issued for accrued expenses	200,000	20					7,680		7,700
Net profit (loss)								237,387	237,387

Balance - January 31, 2014	56,090,117	$5,609	30	$360,000	20	$20,000	$4,887,950	$(7,435,951)	$(2,162,392)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014

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

The Company acquired Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2009 changed its name to Harbor Guard Boats, Inc.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2014, the Company's current liabilities exceeded its current assets by $2,381,443. Also, the Company's operations generated $2,110,219 revenue during the nine months ended January 31, 2014 and the Company's accumulated deficit at January 31, 2014 is $7,435,951.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2014 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the nine months ended January 31, 2014, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3. INVENTORY

As of January 31, 2014, inventory consisted of the following:

Item	January 31, 2014
Raw material and supplies
Work in progress	103,878
Finished goods	-
Total Inventory	$103,878

NOTE 4. OTHER RECEIVABLES

As of January 31, 2014, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	0

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

NOTE 5. FIXED ASSETS

As of January 31, 2014 Property and equipment consisted of the following:

Property and Equipment	October 31, 2013
Machinery and equipment, including molds & tools	$698,850
Computers	13,535
Furniture and fixtures	3,610
Office equipment	5,480
Fire extinguisher	500
Intangible assets	90,500
Total property and equipment	812,475
Less: Accumulated Depreciation	(603,716)
Total Property and equipment	$208,759

The Company has spent on Designs for new designs for 26’, 30’ and 37’ models which are treated as intangible asset.

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of January 31, 2014, prepaid expenses and other assets included prepaid operating expenses and vendor deposit in the amount of $10,292.

NOTE 7. ACCRUED LIABILITIES

As of January 31, 2014 accrued liabilities consisted of the following:

Accrued Liabilities	January 31, 2014
Interest – shareholder loan	$113,522
Interest – related party	7,000
Interest – notes payable	44,785
Payroll and taxes	774,439
Warranty liabilities	26,000
Total Accrued liabilities	$965,746

NOTE 8. SHORT-TERM DEBT

As of January 31, 2014 short term debt consisted of the following:

Short-Term Debt	January 31, 2014
Line of credit – CITI	$94,886
Wells Fargo Equipment Financing	4,243
Credit cards	29,499
Total	$128,628

As of January 31, 2014, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% payable monthly. The outstanding balance as of January 31, 2014 was $94,886.

At January 31, 2014, Company owed $4,243. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.12.

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

NOTE 10. RELATED PARTY TRANSACTIONS

Notes Payable	January 31, 2014
Srikrishna Mankal	$50,000

Pavan Mankal	55,000

Total	105,000

At January 31, 2014, the Company had an unsecured note payable to Mr. Srikrishna Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $50,000. Interest accrued to date $7,000.

At January 31, 2014, the Company had an unsecured note payable to Mr. Pavan Mankal, son of Madhava Rao Mankal, CFO of the Company, in the amount of $55,000.

The Company has various license agreements with a shareholder allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian’s patents are not used.

NOTE 11. CUSTOMER DEPOSIT

Customer deposits represent advance payment by the customer for orders placed to purchase boats. As of January 31, 2014 customer deposit consisted of the following:

Customer Deposits	January 31, 2014
Deposit for commercial boats	$20,000
Deposit for recreational boats	20,500
Total customer deposits	$40,500

NOTE 12. NOTE PAYABLE

As of January 31, 2014 notes payable consisted of the following:

Notes Payable	January 31, 2014

Notes payable – other	110,500

The convertible notes for $52,500 issued to Asher Enterprises, Inc. (“Asher”) in June 24, 2011. This note carries interest of 8% per annum. $ 4,500 of the note principal was converted in to common shares. The remaining balance of $48,000 is payable on demand and has been transferred in the name of C S Sheshadri. This note is convertible at the election of CS Seshadri from time to time after the issuance date. In the event of non-payment the loan will be in default and principal and interest will become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring CS Seshadri’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by CS Seshadri after the issuance date into an equivalent of the Company’s common stock determined by 60% of the average of the three lowest closing bid prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by CS Seshadri. The note contains a BCF amount of $ 35,000 which is being amortized over the term of the loan.

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

The Company has another Note payable for $20,000 which bears no interest and is payable on demand.

NOTE 13. SHAREHOLDERS' LOANS

As of January 31, 2014 shareholders loans consisted of the following:

Shareholders’ Loans	January 31, 2014
Daniel Medina, President & Director	$248,323
Madhava Rao Mankal, Chief Financial Officer & Director	190,315
Total Shareholders’ Loans	$438,638

Shareholder’s loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 14. STOCKHOLDERS' EQUITY

200,000 common shares were issued during the nine months period to independent members of the board of directors for services. Shares are valued $7,700 at average market price of $0.038.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of January 31, 2014, we did not own any properties. We moved our Company’s activities, including all subsidiaries, from Corona, California to Ontario, California in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

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

Bob Doherty was employed by Wintec Protective Systems in which it is specifically agreed by Bob Doherty that Medina International Holdings or its Subsidiaries are not party to his employment agreement. Bob Doherty was not employed by Medina International Holdings or it Subsidiaries.

The Company has filed a motion to be removed from the lawsuit and intends to defend itself against the claims.

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

RESULTS OF OPERATION

For the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

The Company recognized $1,347,892 in revenues during the three months ended January 31, 2014 as compared to $347,861for the three months period ended January 31, 2013, resulting in an increase in sales during the quarter of $1,000,031 or 287.48%. We sold two custom made aluminum boats during the three months ended January 31, 2014 compared to one aluminum boat and one fiber glass boat during the three months ended January 31, 2013.

Our cost of goods sold for the three months ended January 31, 2014 was $866,471 compared to $346,966 during the three months ended January 31, 2013. The increase in cost of goods sold of $519,505 or 149.72% was a result of increase in corresponding sales activities.

Our gross profit on goods sold for the three months ended January 31, 2014 was $481,421 compared to $895 during the three months ended January 31, 2013. The increase in gross profit of $480,526 or 53690 % was a result of increase in sale of larger size Aluminum boats.

During the three months ended January 31, 2014, we incurred general and administrative expenses of $88,587 compared to $226,289 during the three months ended January 31, 2013. The decrease in general and administrative expenses for the three months period ended January 31, 2014 of $137,702 or 60.85% was mainly due to the decrease in management salary.

During the three months ended January 31, 2014, the Company incurred selling and marketing expenses of $68,442 compared to $28,475 during the three months ended January 31, 2013. The increase of $39,967 or 140.35% in selling expenses was primarily due to the increase in selling commissions and marketing expenses.

Interest expense increased by $4,275 for the three month period ended January 31, 2014. The Company incurred $17,854 for the three month period ended January 31, 2014 compared to $13,579 the three month period ended January 31, 2013. Increases in interest expenses was mainly due to credit card interest.

During the three months ended January 31, 2014, the Company recognized a net income of $306,538 compared to net loss of 240,726 during the three months ended January 31, 2013. Increase in net income of $547,264 or 227.34% was result of increase in gross sales and gross profit.

For the Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013

The Company recognized $2,110,219 in revenue during the nine months period ended January 31, 2014 as compared to $1,048,373 for the nine months period ended January 31, 2013 resulting in an increase in sales during the period of $1,061,846 or 101.28%. We sold five boats made of custom made aluminum and fiberglass, during the nine months ended January 31, 2014 compared to 5 made of custom aluminum and fiberglass boats during the nine months ended January 31, 2013 of different sizes.

Our cost of goods sold for the nine months ended January 31, 2014 was $1,388,692 compared to $877,384 during the nine months ended January 31, 2013. The increase in cost of goods sold of $511,308 or 58.27% was a result due to increase in component prices as production is custom built.

Our gross profit on goods sold for the nine months ended January 31, 2014 was $721,527 compared to $170,989 during the nine months ended January 31, 2013. The increase in gross profit of $550,538 or 321.97% was a result of the sale of the custom made larger size aluminum boat.

During the nine months ended January 31, 2014, we incurred general and administrative expenses of $283,651 compared to $389,377 during the nine months ended January 31, 2013. The decrease in general and administrative expenses for the nine months period ended January 31, 2013 of $105,726 or 27.15% was mainly due to mainly due to the decrease in Management Salary.

During the nine months ended January 31, 2014, the Company incurred selling and marketing expenses of $146,184 compared to $76,233 during the nine months ended January 31, 2013. The increase of $69,951 or 91.75% was primarily due to the marketing, consulting and sales commission.

Interest expense increased by $14,042 or 34.87% for the nine month period ended January 31, 2014. The Company incurred $54,305 for the nine month period ended January 31, 2014 compared to $40,263 for the nine month period ended January 31, 2013. Increases in interest expense is mainly due to increase in interest on credit card.

During the nine months ended January 31, 2014, the Company recognized a net income of $237,387 compared to net loss of $310,000 during the nine months ended January 31, 2012. Increase in net income of $547,387 or 176.57%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2014, the Company had $9,891 cash on hand, an inventory of $103,878 and net property and equipment of $208,759. The Company's total current liabilities were $2,495,212 as of January 31, 2014, which was represented mainly accounts payable of $699,825, accrued liabilities of $965,746, short-term debt of $128,628, notes payable of $110,500 and short-term borrowings from shareholders totaling $438,638. At January 31, 2014, the Company's current liabilities exceeded current assets by $2,381,443.

The Company received $8,899 in operating activities for the nine months period ended January 31, 2014 compared to usage of $222,011 for nine month period ended January 31, 2013.

The Company used $43,518 in investing activities for the nine months period ended January 31, 2014 compared to $34,823 for nine month period ended January 31, 2013.

During the nine months period ended January 31, 2014, the Company provided $41,875 in financing activities includes loan in the amount of, $55,000 from related parties, the sons of our Chief Financial Officer, Mr. Mankal. The Company made payments includes $214 towards the lines of credits and credit cards and $3,483 towards shareholders loans.

During the nine months period ended January 31, 2013, the Company used $2,756 in financing activities includes loan in the amount of $20,000 from unrelated party. The Company made payments includes $3,905 towards the lines of credits and credit cards, $5,839 towards shareholders loan and $7,500 towards notes payable related parties held by the Company.

The Company has an accumulated deficit, as of January 31, 2014, of $7,435,951 compared to $7,673,338 as of April 30, 2013.

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

As of January 31, 2014, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2014, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2014, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2014, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2014 and April 30, 2013, we were not involved in any unconsolidated SPE transactions.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended January 31, 2014. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Bob Doherty was employed by Wintec Protective Systems in which it is specifically agreed by Bob Doherty that Medina International Holdings or its Subsidiaries are not party to his employment agreement. Bob Doherty was not employed by Medina International Holdings or it Subsidiaries.

The Company has filed a motion to be removed from the lawsuit and intends to defend itself against the claims.

ITEM 2. CHANGES IN SECURITIES -

During the period of May 1, 2013 through January 31, 2014, the Company issued 200,000 shares to the independent members of its Board of Directors for services valued at $7,700.

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

MEDINA INTERNATIONAL HOLDINGS, INC.
(Registrant)

Dated: March 12, 2014	By: /s/ Daniel Medina
------------------------------------------
Daniel Medina,
President

Dated: March 12, 2014	By: /s/ Madhava Rao Mankal
-----------------------------------------
Madhava Rao Mankal,
Chief Financial Officer
(Principal Accounting Officer)