Form 10-K
period 2014-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2015-10-13
CIK 1093248

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             FOR THE FISCAL YEAR ENDED: APRIL 30, 2014

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commissions file number 000-27211

MEDINA INTERNATIONAL HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

Colorado		84-1469319
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.
191 Kettering Dr., Ontario, CA 91761
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(909)522-4414

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Common Stock		OTC Markets
Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

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

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $2,124,657

There were 56,090,117 shares of the Registrant's common stock outstanding as of April 30, 2014. The aggregate market value of the 18,787,116 shares of common stock held by non-affiliates of the Registrant is approximately $375,742 based on the closing market price of $0.02 per share on April 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None

MEDINA INTERNATIONAL HOLDINGS, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

Medina manufactures products and services to assist emergency and defense organizations and personnel. Our products are manufactured by the Company's wholly owned subsidiary Harbor Guard Boats, Inc. The Company's securities are traded on Over the Market under the symbol, "MIHI."

In 2004, there was a change of management. In 2005, the board and the shareholders approved the name change to Medina International Holdings, Inc. Since these organizational restructurings, we have pursued a business plan that focuses on watercraft manufacturing for rescue, emergency, and defense operations, as well as, recreational uses.

Medina Marine, Inc. was formed in the State of California, on May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing watercrafts. Since inception, Medina Marine has sold three fiberglass watercrafts, two in the United States and one abroad. Presently it is not an operating Company.

The Company acquired Harbor Guard Boats, Inc. (Formerly called Modena Sports Design, LLC) as a wholly owned subsidiary of the company on June 18, 2008 and is incorporated in the State of California since 2003 to produce fire rescue, rescue and recreational boats. Harbor Guard Boats currently has nine (9) models of commercial and recreational watercrafts, ranging from 15' to 40' in length.

Harbor Guard Boats ("HGB") designs, manufactures, and markets high-performance, hand-laid fiberglass and aluminum  commercial watercrafts ranging from 15' to 40', which are utilized by fire, search & rescue, emergency, patrol, military and defense organizations. These watercrafts combine innovative designs with power, safety, handling and stability to create superior products designed to protect and save lives.

The Company owns the rights to the following websites:

www.medinaih.com

www.harborguardboats.com

Our Company operates under non-exclusive licenses for the following patents:

Patent No.	Date
U.S. 6,620,003	9/16/2003
U.S. 7,004,101	2/28/2006
U.S. 6,168,481	1/2/2001

 Product Description

We manufacture commercial and recreational watercrafts under our wholly owned subsidiary Harbor Guard Boats, Inc. Our commercial products are utilized by fire, search & rescue, patrol, emergency, military and defense departments, while the recreational products are targeted towards leisure and sports inclined individuals.

Commercial Boats - The Company currently has nine (9) commercial watercraft models, ranging from 15' to 40' in length.

Watercraft	Fire Rescue	Rescue	Aluminum	Fiber Glass
15' Interceptor		X		X
20' Interceptor	X	X		X
21' Firecat	X	X		X
24' Firehawk/Defender	X	X		X
26' Firehawk/Defender	X	X	X	X
30' Firehawk/Defender	X	X	X	X
37' Firehawk/Defender	X	X	X	X
40' Firehawk/Defender	X	X	X	X
40' Ambulance Rescue		X	X	X

Our watercraft products are made out of fiberglass and Aluminum materials. In addition to durability and improved speeds, the use of fiberglass means that any repairs or damage to the interior or exterior of the craft can be easily repaired. Our products incorporate a platform, which prevents the boats from flooding, providing a greater stability for our products.

All of our watercrafts either use jet propulsion, I/O and Out Boards for their power. The use of jet engines allows the watercraft to operate in shallow waters. In addition, the jet engines provide a greater safety to the rescuers and those being rescued. Our jet propulsion watercrafts allow the crew members to get extremely close to the victims without the worry of causing further injury to those being rescued. The use of I/O and Outboard engines are installed mainly in 20' and up models. In addition, some of our models are designed to accommodate multiple or mixture of the above mentioned engine types, taking into consideration safety and agility.

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

Sales and Marketing

Units Sold for the year ended April 30,
	2014		2013
Department Type	No. Sold	Percentage	No. Sold	Percentage

Fire Department	3	60%	6	60%
Others	2	40%	--	40%
Total	5	100%	6	100%

The Company is aggressively marketing its products throughout the United States and around the world. By working with independent sales agents, the Company has been able to expand its reach into agencies worldwide that are looking for watercrafts for search and rescue, defense, and emergency purposes.

Our watercrafts are sold to departments, such as Fire, Police, Defense, Emergency, and Volunteer Fire Departments. Most of our sales have come from Fire Department in the United States.; however, there is an increasing potential for sales opportunities in other departments and market segment as well.

Our Company seeks to constantly expand dealers in the U.S. and around the world. Currently we have dealers in United States to represent the following states: Michigan, Wisconsin, Illinois, South Carolina, North Carolina, Georgia, New York, New Jersey, Puerto Rico and Connecticut.

In addition, we have established dealer relations in the following countries/region: Caribbean, India, Middle East and South America.

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

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including, but not limited to the following:

(a)	our historical and anticipated quarterly and annual operating results;
(b)	announcements of new products or services by us or our competitors or new competing technologies;
(c)	investors' perceptions of us and investments relating to the watercraft and/or defense industry;
(d)	developments in the watercrafts and/or defense industry;
(e)	technological innovations;
(f)	failure to diversify;
(g)	changes in pricing made by us, our competitors or providers of alternative/substitute services;
(h)	the addition or loss of business customers;
(i)	variations between our actual results and analyst and investor expectations;
(j)	condition or trends in the boat industry, including regulatory developments;
(k)	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments
(l)	additions or departures of key personnel; and
(m)	general market and economic conditions.

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

In the past, the trading price of the Company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of April 30, 2014, we had 56,090,117 shares of common stock outstanding, of which approximately 18,787,116 shares of common stock is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

Penny Stock Reform Act. In October 1990, congress enacted the "Penny Stock Reform Act of 1990" (the "90 Act") to counter fraudulent practices common in Penny Stock transactions. Rule 3a51-1 of the Exchange Act defines "Penny Stock" as an equity security that is not among other things;

(a)	a reported security (i.e., listed on certain national securities exchanges);
(b)

a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange;

(c)	a security listed on NASDAQ;
(d)

a security of an issuer that meets certain minimum financial requirements ("net tangible assets" in excess of  $2,000,000 if the issuer has been continuously operating for less than three (3) years), or "average return" of at least $6,000,000 for the last three years; or

(e)	a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the rule) of at least $5.00 per share.

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

Our securities have been thinly traded on the Over-The- Counter Market, Pink Sheets which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Market (OTC), under the symbol MIHI. Securities traded on the Over-The-Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTC markets. Quotes for stocks included on the OTC market are not listed in newspapers. Therefore, prices for securities traded solely on the OTC may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

As of April 30, 2014, we had 56,090,117 shares of common stock outstanding, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

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

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net loss of $44,455 for the year ended April 30, 2014. At April 30, 2014, we had an accumulated deficit of $7,717,793.

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

Our current liabilities exceed our current assets by a significant amount, which could put stockholder/investors at serious risk of or loss of their investment

At April 30, 2014, we had current liabilities of $2,754,845 and $93,976 in current assets. As of April 30, 2014, we have a working capital deficit of approximately $2,660,869. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

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

If we fail to successfully create and implement our sales and marketing strategy, it could result in increased costs and net losses, resulting in potential failure of our Company.

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

Our principal officers and directors own 57.78% of our stock, which if voted in a block, will be a controlling interest and investors will have a limited voice in our management.

Messrs. Medina and Mankal, officers and directors of the Company beneficially own approximately 57.78.% of our outstanding common stock as of April 20, 2014. As a result, Messrs. Medina and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

Conflicts of interest. The board of directors of the Company is subject to various conflicts of interest arising out of their relationship with the company. The officers and directors of the Company will devote such time, as they deem necessary to the business and affairs of the Company. Officers and directors of the Company are required by law to deal fairly and in good faith with the company and they intend to do so. However, in any company, there are certain inherent conflicts between the officers and directors and the investors, which cannot be fully mitigated. Because the officers and directors will engage in activities independent of the company, some of these activities may conflict with those of the company. Thus, the officers and directors may be placed in the position where their decisions could favor their own activities or other activities with which they are associated over those of the Company. Officers and directors of the company may engage in business separately from activities on behalf of the company or client entities for which the Company also provides services to.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

As of April 30, 2014, we did not own any properties. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Ontario facility expires on June 30, 2016, and calls for monthly payments, initially at $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2014, neither the Company nor any member of management was a party to any legal proceedings.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Over-the-Market (OTC) market and the trading symbol for the Company's common stock is MIHI. The Company's common stock began trading on the Over-the-Market (OTC) in May of 2006.

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

	High	Low
Year ended April 30, 2014

First Quarter	$ 0.04	$ 0.00
Second Quarter	$ 0.04	$ 0.01
Third Quarter	$ 0.17	$ 0.01
Fourth Quarter	$ 0.05	$ 0.02

	High	Low
Year ended April 30, 2013

First Quarter	$ 0.09	$ 0.09
Second Quarter	$ 0.09	$ 0.01
Third Quarter	$ 0.04	$ 0.01
Fourth Quarter	$ 0.03	$ 0.03

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

Recent Sales of Unregistered Securities

The Company issued/committed 200,000 unregistered securities during the fiscal year ended April 30, 2014. The following presents the purpose for the issuance of unregistered securities:

Person/Entity	No. of Common Stock	Purpose
Board of Directors	200,000	Fees for two independent Directors

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

	During the year ended April 30,
	2014	2013	2012
Operating Results
Net Sales	$2,124,657	$1,355,179	$419,397
Gross Margin	$719,890	$282,078	$76,658
Net Gain/Loss	$(44,455)	$(417,276)	$(1,246,686)
Balance Sheet
Total assets	$310,611	$467,579	$546,160
Total debt	$2,754,845	$2,875,058	$2,536,363
Total Stockholders' equity	$(2,444,234)	$(2,407,479)	$(1,990,203)
Cash Flows
Net cash received (used) by operating activities	$(18,817)	$36,891	$(415,545)
Net cash used by investing activities	$(67,183)	$(32,301)	$(107,034)
Net cash provided (used) by financing activities	$83,392	$(1,956)	$505,226

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

Strategy

Our strategy is to not only manufacture high quality watercrafts, but also to seek and/or develop innovative products to assist emergency and defense personnel and departments to become more efficient and effective in their mission. In addition, our strategy includes the following:

(a)	Capitalize on the demand for commercial and recreational watercrafts;
(b)	Build long-term relationships with business partners and stakeholders while providing profitability for our investors;
(c)	Develop and expand strategic partnerships;
(d)	Identify new products and markets to meet changing customer requirements;
(e)	Retain and provide opportunities for growth for our employees;

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2014 and 2013, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following tables present our results of operations for the two years ended April 30, 2014 and 2013, as well as the percentage changes from year to year.

	For the year ended April 30,		Dollar Change	Percentage Change
	2014	2013	2014 vs. 2013	2014 vs. 2013

Sales, net	$2,124,657	$1,355,179	$769,478	56.78%
Cost Of Sales	1,404,767	1,073,101	$331,666	30.91%
Gross Profit	719,890	282,078	$437,812	155.21%

General and administrative expenses	580,604	562,147	$ 18,457	3.28%
Selling and marketing expenses	150,094	99,259	$ 50,835	51.21%
Income (Loss) from operations	(10,808)	(379,328)	$368,520	2.93%

Other income	41,252	26,805	$14,447	53.90%
Interest expense	(74,899)	(64,753)	(10,146)	-15.67%
Net other (loss) income	(33,647)	(37,948)	$4,301	-11.33%

Income (Loss) before income tax (expense) benefit	$(44,455)	$(417,276)	$372,821	11.92%
Income tax (expense) benefit	-	-

Net Income ( Loss) from Operations	$(44,455)	$(417,276)	$372,821	11.92%

2014 Compared to 2013

Net Sales

Revenue	For the Years Ended April 30,		Dollar Change	Percent Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
Number of Boats	5	6	(1)	16.67%
Boat Sales, net	$2,124,657	$1,355,179	$769,478	56.78%
Total	$2,124,657	$1,355,179	$769,478	56.78%

Our sole source of revenue since our inception is attributable to commercial watercrafts. Our company sold five watercrafts and earned $2,124,657 in revenues for the year ended April 30, 2014 as compared to six watercrafts and earned $1,355,179 in revenues for the year ended April 30, 2013.

The increase in sales for the year ended April 30, 2014 of $769,478 or 56.78%, was primarily due to an increase in the average price of watercrafts sold.

Cost of sales

Costs of sales are costs to produce our product and generally consist of direct materials, direct labor and production overhead.

	For the year ended April 30,		Dollar Change	Percentage Change
	2014	2013	2014 vs 2013	2014 vs 2013
Cost of sales	$1,404,767	$ 1,073,101	$331,666	30.91%
Gross profit	$719,890	$ 282,078	$437,812	155.21%
Gross profit as a percentage of net sales	51.25%	26.29%

The increase in cost of goods sold for the year ended April 30, 2014 of $331,666 or 30.91%, was primarily due to the increase in average cost per boat. Our cost of goods sold comprise of direct material, direct labor, and production overhead which includes depreciation. Increase in gross profit for the year ended April 30, 2014 of $437,812 or 155.21% was mainly due to increase in average price of sales per boat. We include royalty payments, for the use of the patents, as part of the production overhead.

General and administrative expenses.

General and Administrative Expenses	For the year ended April 30,		Dollar Change	Percentage Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
General and Administrative Expenses	$ 580,604	$ 562,147	$18,457	3.28%

General and administrative expenses included, but not limited to:

a) Professional fees for legal, accounting, consulting, and development activities;

b) Public company related expenditures;

c) Stock compensation for services rendered to the Company;

d) Management salaries

e) Compensation expenses; and

f) Payroll taxes

The increase in general and administrative expenses for the year ended April 30, 2014 of $18,457 or 3.28%, was mainly due to the increase in insurance expense for the year ended April 30, 2014.

Selling and marketing expenses

Selling and Marketing Expenses	For the year ended April 30,		Dollar Change	Percentage Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
Selling and Marketing Expenses	$ 150,094	$ 99,259	$ 50,835	51.21%

Selling expenses included:

a)              Commission paid to sales personnel;

b)             Traveling expenses related to sales;

c)              Freight expenses and

d)             Marketing expenditures.

e)              Trade show expenses

The increase in selling and marketing expenses of $50,835 or 51.21%, during the year ended April 30, 2014 compared to that for the year ended April 30, 2013, was primarily due to commission on sales and freight associated with sales. Due to the increase in  sales revenue of our products during the year ended April 30, 2014, we incurred $77,101.59 in commission expenses, $22,500 in freight, $50,492 in marketing expenses, $12,330 in travel and $16,347 in marketing expenses as compared to $66,072 in commission, $21,898 in freight, $4,894 in travel and $6,120 in marketing expenses during the year ended April 30, 2013.

Other Income and Expenses

Other Income (Expenses)	For the year ended April 30,		Dollar Change	Percentage Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
Other Income	$41,252	$26,805	$14,447	53.90%
Other Expense	$ (74.899)	$ (64,753)	($10,146)	15.67%

Other income consisted of cancellation of debt by our vendors.

Other Expense consists of interest expense on notes payable, credit cards, line of credits and shareholders' loans. Our other expenses increased by $10,146 or 15.67%, during the year ended April 30, 2014.

Net Income (Loss)

Net Income (Loss)	For the year ended April 30,		Dollar Change	Percentage Change
	2014	2013	2014 vs. 2013	2014 vs. 2013
Net Income (Loss)	$(44,455)	$ (417,276)	$ 372,821	146.86%

Based on the explanations described above, our net loss of $417,276 for the year ended April 30, 2013 decreased by $372,821, or 11.92%, to net loss $44,455 for the year ended April 30, 2014.

Liquidity and Capital Resources

Cash Flow	For the Years Ended April 30,
	2014	2013

Net cash provided by (used in) operating activities	$(18,817)	$36,891
Net cash provided by (used in) investing activities	$(67,183)	$(32,301)
Net cash provided by (used in) financing activities	$83,392	$ (1,956)

As of April 30, 2014, we had $27 cash on hand, an inventory of $93,949 and net fixed assets of $208,046. As of April 30, 2014, our total current liabilities were $2,754,845, which were represented mainly by accounts payable of $700,902, accrued liabilities of $1,219,784, deposits from customers of $2,000, short-term debt of $127,041, notes payable of $216,650 to unrelated party, and short-term borrowings from shareholders totaling $480,592. At April 30, 2014, our current liabilities exceeded current assets by $2,663,869.

As of April 30, 2013, we had $2,635 cash on hand, an inventory of $193,748 and net fixed assets of $242,522. As of April 30, 2013, our total current liabilities were $2,875,058, which were represented mainly by accounts payable of $656,903, accrued liabilities of $930,981, deposits from customers of $538,583, short-term debt of $128,842, notes payable of $110,500 to unrelated party, notes payable to related party of $50,000 and short-term borrowings from shareholders totaling $442,121. At April 30, 2013, our current liabilities exceeded current assets by $2,668,675.

Our operations provided $(18,817) in operating activities for the year ended April 30, 2014 compared to that of $36,892 used for year ended April 30, 2013.

For the year ended April 30, 2014, we had invested $67,183 for equipment, designs & drawings and mold compared to $37,301 for the year ended April 30, 2013.

Financing activity used $83,392 in operating activities for the year ended April 30, 2014 compared to that of $1,956 used for year ended April 30, 2013.

The Company had an accumulated deficit, as of April 30, 2014, of $7,717,793 compared to that for the year ended April 30, 2013, of $7,673,338.

Subsequent Events

None

Going Concern

The Company's auditors have included  a "going concern" emphasis of matter paragraph in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $2,660,869, minimal other assets, accumulated deficit and a stockholders' deficiency as of April 30, 2014.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

(a)	Any obligation under certain guarantees or contracts;
(b)

A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets;

(c)	Any obligation under certain derivative instruments; and
(d)

Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.

The following will address each of the above items pertaining to the Company.

As of April 30, 2014, we did not have any obligation under certain guarantees or contracts as defined above.

As of April 30, 2014, we did not have any retained or contingent interest in assets as defined above.

As of April 30, 2014, we did not hold derivative financial instruments, as defined by FASB statement No. 133.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of April 30, 2014, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2014, 2013, 2012, 2011 and 2010, we were not involved in any unconsolidated SPE transactions.

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

ITEM 8. FINANCIAL STATEMENTS

MEDINA INTERNATIONAL HOLDINGS, INC.

FINANCIAL STATEMENTS

For the years ended April 30, 2014 and 2013

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Medina International Holdings, Inc.

Ontario, California

I  have  audited  the  accompanying   consolidated   balance  sheet  of  Medina International  Holdings,  Inc.  as of April 30,  2013 and the related consolidated  statements of operations,  stockholders' equity and cash flows for the year then ended.  These financial  statements are the responsibility of the Company's  management.  My  responsibility  is to  express  an  opinion on these financial statements based on my audit.

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

In my opinion,  the consolidated  financial statements referred to above present fairly, in all material respects,  the consolidated financial position of Medina International Holdings, Inc. as of April 30, 2013 and the consolidated results of its  operations  and its cash  flows  for the  year  then  ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

/s/Ronald R. Chadwick, P.C.

September 20, 2013

RONALD R. CHADWICK, P.C.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medina International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Medina International Holdings, Inc., and subsidiaries as of April 30, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc., and subsidiaries as of April 30, 2104, and the consolidated results of their operations and their consolidated cash flows for the year ended April 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had accumulated deficit of $7.72 and a stockholders' deficit of $ 2.44 million as of April 30, 2014.  These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF& Associates, APC

Los  Angeles, California
September 28, 2015

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30,	April 30,
	2014	2013
	(Audited)	(Audited)
ASSETS

Cash	$27	$2,635
Inventory	93,949	193,748
Other receivables	237,718	247,718
Reserve	(237,718)	(237,718)
Total other receivables	-	10,000
Total current assets	93,976	206,383

Fixed Assets:	836,140	768,957
Accumulated depreciation	(628,094)	(526,435)
Total property & equipment	208,046	242,522

Prepaid expenses & deposits	8,589	18,674

TOTAL ASSETS	$310,611	$467,579

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$700,902	$656,903
Accrued liabilities	1,219,784	930,981
Short term debt	127,041	128,842
Bank overdraft	-	9,428
Customer Deposit	2,000	538,583
Stock committed to be issued	7,876	7,700
Notes payable	216,650	160,500
Related Parties - short-term borrowings from shareholders	480,592	442,121
Total current liabilities	2,754,845	2,875,058

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 30 shares authorized, 30 shares issued and outstanding on April 30, 2014 & 2013	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on April 30, 2014 & 2013	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized
56,090,117 and 55,890,117 shares issued and outstanding on April 30, 2014 and April 30, 2013	5,609	5,589
Additional paid-in capital	4,887,950	4,880,270
Accumulated deficit	(7,717,793)	(7,673,338)
Total stockholders' deficit	(2,444,234)	(2,407,479)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$310,611	$467,579

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the years ended April 30,
	2014	2013

Sales, net	$2,124,657	$1,355,179
Cost of Goods Sold	1,404,767	1,073,101
Gross profit	719,890	282,078

General and administrative expenses	580,604	562,147
Selling and marketing expenses	150,094	99,259
Income (loss) from operations	(10,808)	(379,328)

Other income - Gain on debt relief	41,252	26,805
Interest expense	(74,899)	(64,753)
Net other Income (expense)	(33,647)	(37,948)

Income (Loss) before income tax (expense) benefit	(44,455)	(417,276)
Income tax (expense) benefit	-	-

Net Income (Loss) from operations	$(44,455)	$(417,276)

Net Income (loss) per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding:
Basic	56,055,502	55,890,117
Diluted	56,055,502	55,890,117

The accompanying notes are an integral part of these financial statements.

Medina International Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2012	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,256,062)	$ (1,990,203)

Net loss								(417,276.00)	(417,276)

Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net gain								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For Years Ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net Income (loss)	$(44,455)	$(417,276)
Adjustments to reconcile net Income (loss) to net cash
used in operating activities:
Common stock for services	7,876	7,700
Depreciation expenses	101,659	91,680
Gain on debt relief	-	24,874
Loss on sale of asset	-	224

Changes in operating assets and liabilities:
Decrease (Increase) in other receivable	10,000	-
Decrease (Increase) in inventory	99,799	30,818
Increase (decrease) in accounts payable	44,000	(52,648)
Increase (decrease) in accrued liabilities	288,802	251,034
Increase (decrease) in customer deposits	(536,583)	109,692
(Increase) decrease in prepaid expenses	10,085	(9,206)
Total adjustments	25,638	454,168
Net cash (used in) provided by operating activities	(18,817)	36,892

Cash flows from investing activities:
Purchase of property and equipment	(67,183)	(37,301)
Sale of asset	-	5,000
Net cash used in investing activities	(67,183)	(32,301)

Cash flows from financing activities:
Bank overdraft	(9,428)	9,236
Proceeds from notes payable	500	20,000
Proceeds/(Payments) from related party note payable	55,650	(7,500)
Net Proceeds/(Payments) from related party note payable shareholders	38,471	(19,920)
Net Proceeds/(Payments) on lines of credit & credit cards	(1,801)	(3,772)

Net cash provided by (used in) financing activities	83,392	(1,956)

Net increase (decrease) in cash and equivalents	(2,608)	2,635

Cash and equivalents - beginning of period	2,635	-
Cash equivalents - end of period	$27	$2,635

Supplemental disclosure of cash flow information:
Interest Paid	$17,909	$16,812
Income Taxes Paid	$-	$-

Supplemental schedule of noncash investing and financing activities:
Stock issued for services	$7,876	$7,700

	The accompanying notes are an integral part of these financial statements

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2014, the Company's current liabilities exceeded its current assets by $2,660,870. Also, the Company's operations generated $2,124,657 in revenue during the year ended April 30, 2014 and the Company's accumulated deficit was $7,717,793.

Management devoted considerable effort during the period ended April 30, 2014 towards management of liabilities and improving operations. Management has taken various steps to revise its operating and financial requirements, and it believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

April 30, 2014 and 2013

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

Advertising costs

Advertising  costs are expensed as incurred.  The Company recorded no advertisement costs in 2014 and 2013.

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

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

Property and Equipment	No. of Years
Molds	7
Manufacturing Tools	5
Computers	3
Furniture	3
Manufacturing tool HGB -Used	3
Office Equipment	3
Office Phone	3

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

Income Taxes

	2014	2013
Net operating Loss	$7,717,793	$7,673,338
Deferred tax asset	$2,701,227	$2,685,668
Valuation Allowance	$2,701,227	$2,685,668

Change in valuation allowance	$15,559	$831,127

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

At April 30, 2014 and 2013 the Company had net operating loss carry forwards of approximately $7,717,793 and $7,673,338, respectively, which begin to expire in 2034. The deferred tax asset of approximately $2,701,227 and $2,685,668  in 2014 and 2013 respectively, created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2014 and 2013 was $15,559 and $837,127

Comprehensive Loss

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

April 30, 2014 and 2013

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

From time to time, shareholders are involved in funding operations. These funds are provided and collected on as needed basis.

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

NOTE 4. TRADE RECEIVABLES

As of April 30, 2014 and 2013, we had no trade receivables:

NOTE 5. INVENTORY

As of April 30, 2014 and 2013, inventory consisted of the following:

Inventory	For the years ended April 30,
	2014	2013

Work in progress	93,949	193,748
Finished goods	-	-
Total inventory	$93,949	$ 193,748

NOTE 6. OTHER RECEIVABLES

Other Receivables	For the years ended April 30,
	2014	2013
Disposal of Subsidiary	$237,718	$237,718
Reserve	(237,718)	(237,718)
Sale of Spray booth		10,000
Total Receivables	$0	$ 10,000

At April 30, 2014 and 2013, the Company has provided a reserve in the amount of $237,718 due to non availability of financial statements of Wintec Protective Systems, Inc. Wintec Protective Systems, Inc. has defaulted the payment of $237,718 on March 28, 2014 per agreement. Company has sent letter to Wintec Protective Systems, Inc.  to pay the amount per settlement agreement.

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

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

NOTE 7. FIXED ASSETS

At April 30, 2014 and 2013, fixed assets consisted of the following:

Fixed Assets	For the years ended April 30,
	2014	2013

Machinery and equipment;
including molds & tools	$ 722,514	$657,345
Computers	13,535	13,535
Furniture	3,611	2,537
Office equipment	5,480	4,540
Fire Extinguisher Intangible	500	500
Assets - Drawings	90,500	90,500
20' Fire Rescue WIP	0	0
Total property and equipment	836,140	768,957
Less accumulated depreciation	(628,094)	(526,435)
Fixed Assets, net	$ 208,046	$242,522

NOTE 8. PREPAID EXPENSES

As of April 30, 2014 and April 30, 2013, prepaid expenses included operating expenses and a vendor deposit in the amount of $8,589 and $18,674, respectively.

NOTE 9. ACCRUED LIABILITIES

Our accrued liabilities for the years ended April 30, 2014 and 2013 were as follows:

Accrued Liabilities	For the years ended April 30,
	2014	2013
Taxes	$23,414	$ 2,528
Interest - shareholders' loan	121,677	94,093
Interest - related party	7,000	8,113
Interest - note payable	50,517	28,668
Accrued payroll	991,176	769,676
Warranty liabilities	26,000	27,903
Total accrued liabilities	$1,219,784	$ 930,981

NOTE 10. SHORT-TERM DEBT

Short-term debt	For the years ended April 30,
	2014	2013

Loan - Financial Institution	$ 94,887	$ 94,887
Credit card	32,154	33,955
Total short-term debt	$127,041	$128,842

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

The Company has a loan from a financial institution, under which the Company may borrow up to $100,000 on an unsecured basis at an interest rate of 8.75% with monthly payments due. As of April 30, 2014 and 2013, the outstanding balance for this loan was $94,887 and $94,887 respectively.

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

NOTE 12. CUSTOMER DEPOSIT

Deposits from customers consisted of the following for the years ended April 30, 2014 and April 30, 2013:

Customer Deposit	For the years ended April 30,
	2014	2013

Deposit for commercial boats	$0	$518,083
Deposit for boat recreation	$2,000	20,500
Total customer deposit	$2,000	$538,583

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has various license agreements with a shareholder allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.

The Company has entered into employment agreements for a five year term, commencing on July 1st, 2008 which expired on June 30, 2013, with each of the key executive officers at an annual salary of $10,000 for each of the key executive for 2013 and 2014.This amount is included in accrued payroll.

Due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of Common Stock of the Company and/or have accrued their compensation to be paid when cash is available.

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

NOTE 14. NOTES PAYABLE

Notes Payable consisted of the following for the years ended April 30, 2014 and April 30, 2013:

Notes Payable	For the years ended April 30,
	2014	2013

Srikrishna Mankal	$50,650	$50,000
Pavan Mankal	55,000
Seshadri	110,500	110,500
Others	500
Total notes payable	$ 216,650	$ 160,500

At April 30, 2014, the Company had an unsecured note payable to Mr. Srikrishna Mankal, non affiliate , in the amount of $50,650, which bears an 8% interest per annum and currently due. Interest accrued to date on this note payable is $7,000. Due to negotiation with Mr. Srikrishna Mankal, the accrual for interest on the said loan was mutually agreed to cease from August 1, 2012. Note was amended May 5th, 2014 to include conversion feature to common stock with discount on the closing bid price at the time of conversion to cover loan and interest.

At April 30, 2014, the Company had an unsecured note payable to Mr. Pavan Mankal, non affiliate , in the amount of $55,000, which bears an 8% interest per annum and currently due. Note was amended May 5, 2014 to include conversion feature to common stock with discount on the closing bid price at the time of conversion to cover loan and interest.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011. This note carries interest of 8% per annum. $ 4,500 of the note principal was converted in to common shares. The remaining balance of $48,000 is payable on demand and has been assigned in the name of Mr. C S Seshadri. This note is convertible at the election of Mr. Seshadri from time to time after the issuance date. Due to the non-payment of the loan, the amount of principal and interest has become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring Mr. Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Mr. Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Mr. Seshadri.

The convertible notes for $42,500 issued to Asher in August 1, 2011. This note carries interest of 8% per annum This note has been assigned in the name of Mr. Seshadri and is payable on demand. This note is convertible at the election of Mr. Seshadri from time to time after the issuance date. Due to the non-payment of the loan, the amount of principal and interest has become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring Mr. Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Mr. Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Mr.  Seshadri.

Above notes payable to C S Seshadri bears 8% interest per annum and currently due. Interest accrued to date on this note payable is $50,517.

The Company has another Note payable for $20,000 which  is payable on demand. Loan  was agreed on  the same terms as above  two notes.

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

The Company has a right to issue additional common stocks without further shareholders' approval. Our authorized and unissued shares can be used by management to oppose a hostile takeover attempt, delay or prevent changes of control, or changes in or removal of management.

NOTE 15. SHAREHOLDER LOANS

At April 30, 2014, Shareholder loans consisted of the following for the years ended April 30, 2014 and April 30, 2013:

Shareholders' Loans	For the years ended April 30,
	2014	2013

Daniel Medina, President	$285,768	$ 242,143
Madhava Rao Mankal, CFO	194,824	199,978
Total shareholders' loan	$480,592	$ 442,121

Shareholder loans are unsecured, bear interest at10% per annum, and are due on demand. From time to time, shareholders are involved in funding operations. These funds are provided and collected on  as needed basis.

NOTE 16. STOCKHOLDERS' EQUITY

Common Stock

The Company has been authorized to issue, 500,000,000 shares of common stock with a par value of $0.0001. The Company had 56,090,117 shares of its common stock issued and outstanding on April 30, 2014.

During the year period ended April 30, 2014, the Company issued 200,000 shares of its common stock to its independent directors for services, at various fair values for a total amount of $7,700 which were expensed in financial statement.

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

The Company issued 10 shares of Series 'A' Preferred Stock to each Mr. Mankal and Mr. Medina, CFO and President of the Company on January 14, 2010 for past services approved by board on May 19, 2005. On April 4, 2012 board approved further 5 shares each to Mr. Mankal and Mr. Medina for services.

Series B Convertible, Redeemable Preferred Stock; 100 shares designated; $1,000 per share stated value; Each one share of Series B is convertible into 0.20% of the outstanding common shares at time of conversion; convertible at any time; Redeemable by the Company in whole or in part at any time, at a price equal to the greater of (a) $1,000 per share or (b) the market value of the common into which the Series B is convertible on the date of redemption. Preferential liquidation rights to common, whereby Series B would receive up to150% of invested capital upon liquidation; voting rights equal to common, in an amount of shares that Series B could be converted into. 20 shares of Series B preferred is subsequently cancelled in April 2015 which will be credited to additional paid in capital.

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2014 and 2013

Stock Subscriptions Payable

None

NOTE 17. COMMITMENTS

Operating Leases

As of April 30, 2014, we did not own any properties. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Ontario, CA, 91761. The lease to the Ontario facility expires on June 30, 2016, and calls for monthly payments, initially at $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

Our consolidated contractual obligations as of April 30, 2014, are as follows:

Operating Lease Obligation	Amount

April 30, 2015	67,320
April 30, 2016	67,320
May 2016 - June 2016	11,220
Total operating lease obligation	$145,860

The Company has license agreements with a Mr. Albert Mardikian, related party allowing his technology to be utilized in the manufacture of its boats, along with $1,500 per boat towards royalty payments.

NOTE 18. SUBSEQUENT EVENT

The Company has filed Preliminary Proxy Statement to approve the following which is not approved:

1) To amend the  Company's  articles of  incorporation  to increase the authorized common shares of the Company from 500,000,000  shares of common stock at par value $0.0001 to 12,000,000,000  shares of common stock at par value $0.00001.  This action will become  effective upon the filing of an amendment to our Articles of  Incorporation  with the Secretary of State of Colorado.

2. (a) TO AMEND THE  COMPANY'S  ARTICLES OF  INCORPORATION  TO issue new class of preferred Series C shares. Corporation has defined the terms of new class of Super Preferred Series C stock.

(b) TO AMEND THE  COMPANY'S  ARTICLES OF  INCORPORATION  TO issue new class of preferred Series D shares. Corporation has defined the terms of new class of Super Preferred Series D stock.

3. Mr. Erick Wolf resigned from board of Directors on September 8, 2014 for personal reasons.

NOTE 19. LITIGATION

None

NOTE 20.  CONTINGENT LIABILITY

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

April 30, 2014 and 2013

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

Further, the Settlement Agreement provides for the Company and Harbor Guard Boats to pay off a credit line that Mr. Mardikian is a signatory on totaling $94,932 and the payments are to be made as set forth in the Settlement Agreement.

Pursuant to the Settlement Agreement, once the contingency payments made by the Company and Harbor Guard Boats total $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 5, 2015, Medina International Holdings, Inc.'s ("the Company") Board Directors approved the replacement of the Company's independent registered public accountant, Goldman, Kurland and Mohidin, LLP, with MJF & Associates.

On May 5, 2015, the Board of Directors of the Company approved the engagement of new auditors, MJF & Associates, of Los Angeles, California to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended April 30, 2015, 2014 and 2013 and the cumulative period of May 5, 2014 through the date of termination of the accountants no disagreements exist with the former independent registered public accountants on any matter of accounting principles or practices financial statement disclosure internal control assessment or auditing scope of procedure which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by the predecessor to Goldman, Kurland and Mohidin, LLP (Ronald Chadwick, P.C.) for the fiscal years ended April 30, 2013 and 2012, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern. Goldman, Kurland and Mohidin, LLP has not completed any audit for any year.

Prior to engaging MJF & Associates, the Company had not consulted MJF & Associates regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company's financial statements or a reportable event, nor did the Company consult with MJF & Associates, regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES

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

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of April 30, 2014.

The Company, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30,

2014.  Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2014.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2014.  We believe that internal control over financial reporting is not effective because of the small size of the business and lack of segregation of duties.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The Company's directors and executive officers, their ages, and positions held are as follows:

Name	Age	Position

Daniel Medina	59	President & Director
Madhava Rao Mankal	63	Chief Financial Officer & Director
John Erich Lewis	48	Director
Michael J. Gallo	56	Director

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

MICHAEL J. GALLO, Director

Michael J. Gallo began his professional career in 1980 as a United States Air Force Officer stationed at the former Norton Air Force Base in San Bernardino, California.  He designed and managed a variety of base facility and airfield construction projects and directed mobility deployment forces to establish remote airfields and base operations worldwide.  After serving his country, Mr. Gallo joined TRW Ballistic Missiles Division to support the USAF in the development and deployment of the Peacekeeper and Small ICBM Weapon Systems as manager of the Systems Design and Cost organization.  In 1989, he served as the Director of Program Control for the TRW Launch Services Organization, supporting commercial access to space initiatives for the emerging global telecommunications satellite industry.

In 1993, Mr. Gallo co-founded Kelly Space & Technology, Inc., now celebrating over 21 years in business, conducting aerospace research, development and testing at the former Norton Air Force Base, where he oversees the day-to-day operations of the Company and provides leadership to the development and commercialization of the Company's technology.  As an inventor and technology developer, Mike has led the implementation of science, technology, engineering and mathematics (STEM) education programs, training initiatives and industry associations designed to strategically drive economic growth.

For over 30 years, Mr. Gallo has served in top leadership roles for many local business, education, non-profit and community based organizations.  In 2010, Mike founded Technical Employment Training, Inc., a non-profit business and education partnership, providing intensive skills training where students earn national industry certifications within an on-the-job training environment and are placed into high-demand careers.

In November 2011, Mr. Gallo was elected to the San Bernardino City Unified School District Board of Education where he serves as President, focusing on strengthening our schools to inspire, engage and prepare students for success in college and careers.  He has developed tangible business-education partnerships that provide relevant, exciting, hands-on, applied learning instruction and training as an essential component of effective academic instruction to improve student engagement, academic growth, scholastic achievement and career readiness.

Mr. Gallo was also appointed by Governor Brown to the California Workforce Investment Board in 2012 where he serves as Chairman of the Career Pathways and Education Committee and member of the Executive Board.  He is focused on innovation, technology development and aligning Education, Workforce Investment and Economic Development as the passport to prosperity for our communities.  He believes that it is critical to the future of our Nation to be steadfast in creating a technologically-literate, high-quality, skilled workforce able to meet the occupational demands of a globally-competitive economy.

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

Employment Agreements

The Company has entered into employment agreements for a five year term, commencing on July 1st, 2008 which expired on June 30, 2013, with each of the key executive officers at an annual salary of $10,000 for each of the key executive for 2013 and 2014.This amount is included in accrued payroll.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2014, 2013, and 2012 the "Named Executive Officers"):

SUMMARY EXECUTIVES COMPENSATION TABLE
Name & Position	Year	Salary	Bonus	Stock awards	Option awards	None Equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Daniel Medina,	2014	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000
Director &	2013	$168,000	$ -	$ -	$ -	$ -	$ -	$ -	$168,000
President	2012	$127,000	$ -	$60,000	$ -	$ -	$ -	$ -	$187,000

Madhava Rao Mankal,	2014	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000
Director &	2013	$148,000	$ -	$ -	$ -	$ -	$ -	$ -	$148,000
CFO	2012	$126,000	$ -	$60,000	$ -	$ -	$ -	$ -	$186,000

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

No options were issued or exercised during the fiscal years ended April 30, 2014 and 2013.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR values
			Number of Securities Underlying Unexercised Options/SARS at FY-End	Value of Unexercised In-the-Money Options/SAR at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable
Daniel Medina, Director & President	$-	$-	$-	$-
Madhava Rao Mankal, Director & CFO	$-	$-	$-	$-

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Options awards plan compensation ($)	Non qualified, non-equity incentive earnings ($)	Deferred compensation($)	All other ($)	Total

Daniel Medina, Director & President	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Madhava Rao Mankal, Director & CFO	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Michael J. Gallo, Director	$ -	$ 3,850	$ -	$ -	$ -	$ -	$3,850

John Erich Lewis, Director	$ -	$ 3,850	$ -	$ -	$ -	$ -	$3,850

Total	$ -	$ 7,700	$ -	$ -	$ -	$ -	$ 7,700

(1) The Company issued 100,000 shares to Mr. Mike Gallo and 100,000 to John Erich Lewis toward services as Directors of the Company for the year ended April 30, 2014, valued at $7,700. These shares were valued based on the closing market price at the time of issuance.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2014, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based on 56,090,117 shares of common stock issued and outstanding as of April 30, 2014.

Name, Address & Nature of Beneficial Owner	Title of Class	Shares	Percent of Class
Daniel Medina, Director & President, 191 Kettering Dr., Ontario, CA 91761	Common Stock	12,220,667	21.79%

Madhava Rao Mankal, Director & CFO, 191 Kettering Dr., Ontario, CA 91761	Common Stock	12,271,667	21.88%

Michael J. Gallo, Director, 294 South Leland Norton Way, San Bernardino, California 92408	Common Stock	293,750	0.52%

John Erich Lewis, Director, 191 Kettering Dr., Ontario, CA 91761	Common Stock	521,250	0.93%

Albert Mardikian, 45 Goleta Ave., Corona Del Mar, CA 92625	Common Stock	11,995,667	21.39%

Total Officers & Directors, as a group (4 Individuals)		25,307,334	45.12%

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

Transactions with Management and Others

Year Ended April 30, 2014

The Company issued/committed 200,000 unregistered securities during the fiscal year ended April 30, 2014. The following presents the purpose for the issuance of unregistered securities:

Person/Entity	No. of Common Stock	Purpose
Board of Directors	200,000	Fees for two independent Directors

No other shares were issued and/or committed during the year ended April 30, 2014.

Year Ended April 30, 2013

At April 30, 2014, the Company had 30 shares of Series 'A' Preferred Stock issued and outstanding in the name of  Mr. Mankal and Mr. Medina, CFO and President of the Company.

During the year period ended April 30, 2012, the Company has issued 20 Series 'B' Preferred shares which were subsequently cancelled in April 2015. This will be credited back to Additional paid in Capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

MJF& Associates, APC, Los Angeles, California is the Company's principal auditing/ accountant firm for the year ended April 30, 2014 and Ronald R. Chadwick PC was the Company's auditor for the year ended April 30, 2013.

Audit Fees.

Audit and Review fees for the year ended April 30, 2014 and April 30, 2013 was $20,657 and $20,403 respectively.

There were no other fees in 2014 and 2013 paid to Auditors or Auditors affiliates.

PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDINA INTERNATIONAL HOLDINGS, INC.

(a Colorado corporation)

Date : October 13, 2015

By:_/s/ Daniel F. Medina_______________________

Daniel F. Medina,

President & Director

Date: October 13, 2015

By:_/s/ Madhava Rao Mankal___________________

Madhava Rao Mankal,

Chief Financial Officer & Director

In accordance with the Securities Exchange Act  of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13 , 2015

By:_/s/ Daniel F. Medina______________________

Daniel F. Medina,

President & Director

Date: October 13, 2015

By:_/s/ Madhava Rao Mankal__________________

Madhava Rao Mankal,

Chief Financial Officer & Director

Date: October 13, 2015

By:_/s/ John Erich Lewis______________________

John Erich Lewis,

Director