Form 10-Q
period 2014-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-10
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________________.

Commission file number: 000-27211

MEDINA INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1469319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
191 Kettering Dr., Ontario, CA 92880 (Address of principal executive offices) (909) 522-4414 (Registrant's telephone number, including area code)

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

Yes	[_]	No	[_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[X]

Indicate the number of shares outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

As of July 31, 2014, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31,	April 30,
	2014	2014
	(Un-Audited)	(Audited)
ASSETS

Cash	$11,264	$27
Inventory	93,949	93,949
Receivables	245,778	237,718
Reserve	(237,718)	(237,718)
Total Receivables	8,060	-
Total current assets	113,273	93,976

Fixed Assets:	836,140	836,140
Accumulated depreciation	(652,652)	(628,094)
Total property & equipment	183,488	208,046

Prepaid expenses & deposits	8,589	8,589

TOTAL ASSETS	$305,350	$310,611

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$741,929	$700,903
Accrued liabilities	1,291,719	1,219,783
Short term debt	126,437	127,041
Customer Deposit	-	2,000
Stock committed to be issued	9,875	7,876
Notes payable	221,447	216,650
Related Parties - short-term borrowings from shareholders	491,991	480,592
Total current liabilities	2,883,398	2,754,845

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 and 30 shares issued and outstanding on July 31, 2014 & April 30, 2014	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on July 31, 2014 & April 30, 2014	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized	5,609	5,609
56,090,117 shares issued and outstanding on July 31, 2014 & April 30, 2014
Additional paid-in capital	4,887,950	4,887,950
Accumulated deficit	(7,851,607)	(7,717,793)
Total stockholders' equity (deficit)	(2,578,048)	(2,444,234)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$305,350	$310,611

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

		For the three months ended July 31,
		2014	2013

Sales, net		$57,491	$57,288
Cost of Goods Sold		65,522	67,077
	Gross profit (loss)	(8,031)	(9,789)

General and administrative expenses		96,321	87,563
Selling and marketing expenses		4,879	1,043
Write-off of assets		-	-
	Income (loss) from operations	(109,231)	(98,395)

Other income		-	-
Interest expense		(24,583)	(23,596)
	Net other Income (loss)	(24,583)	(23,596)

Loss before income tax (expense) benefit		(133,814)	(121,991)
	Income tax (expense) benefit	-	-

	Net Gain (Loss) from operations	$(133,814)	$(121,991)

Net loss per share:
	Basic	$(0.00)	$(0.00)
	Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
	Basic	56,090,117	55,951,655
	Diluted	56,090,117	55,951,655

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For Three Months Ended
	July 31,

	2014	2013

Cash flows from operating activities:
Net loss	$(133,814)	$(121,991)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock subscription payable	1,999	3,000
Depreciation expenses	24,558	25,637
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	-	-
Decrease (Increase) in other receivable	(10,060)	10,000
Decrease (Increase) in inventory	-	(460,434)
Increase (decrease) in accounts payable	41,026	(37,498)
Increase (decrease) in accrued liabilities	71,936	(9,402)
Increase (decrease) in customer deposits	-	673,946
(Increase) decrease in prepaid expenses	-	1,998
Total adjustments	129,459	207,247
Net cash (used) received in operating activities	(4,355)	85,256

Cash flows from investing activities:
Purchase of property and equipment	-	(42,578)
Net cash used in investing activities	-	(42,578)

Cash flows from financing activities:
Bank overdraft	-	(9,428)
Proceeds/(Payments) from notes payable	4,797	-
Proceeds/(Payments) from related party note payable shareholders	11,399	(11,397)
Proceeds/(Payments) on lines of credit & credit cards	(604)	(2,708)
Net cash provided (used) by financing activities	15,592	(23,533)

Net increase (decrease) in cash and cash equivalents	11,237	19,145

Cash and cash equivalents - beginning of period	27	2,635
Cash and cash equivalents - end of period	$11,264	$21,780

Supplemental disclosure of cash flow information:
Interest Paid	$7,784	$4,956
Taxes Paid	$-	$-

Supplemental schedule of noncash investing and financing activities:
Stock issued for services	$1,999	$7,700

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance - April 30, 2012	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,256,062)	$ (1,990,203)

Net loss								(417,276)	(417,276)
Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net loss								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)
Net loss								(133,814)	(133,814)
Balance - July 31, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,851,607)	(2,578,048)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2014

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

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2014. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2014 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of subsidiaries, Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2014, the Company's current liabilities exceeded its current assets by $2,770,125. Also, the

Company's operations generated $57,491 revenue during the three months ended July 31, 2014 and the Company's accumulated deficit at July 31, 2014 is $7,851,607.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2014 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the three months ended July31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of July 31, 2014, inventory consisted of the following:

Item	July 31, 2014
Work in progress	$93,949
Total Inventory	$93,949

NOTE 4. OTHER RECEIVABLES

As of July 31, 2014, other receivables consisted of the following:

Disposal of Subsidiary	$245,778
Reserve	(237,718)
Total Receivables	$$8,060

At July 31, 2014, the Company has provided a reserve in the amount of $237,718 due to non availability of financial statements of Wintec Protective Systems, Inc. Wintec Protective Systems, Inc. has defaulted the payment of $237,718 on March 28, 2014 per agreement. Company has sent letter to Wintec Protective Systems, Inc. to pay the amount per settlement agreement

Entry in Settlement Agreement - Disposition of Subsidiary

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

NOTE 5. FIXED ASSETS

As of July 31, 2014 Property and equipment consisted of the following:

Property and Equipment	July 31, 2014
Machinery and equipment, including molds & tools	$722,514
Computers	13,535
Furniture and fixtures	3,611
Office equipment	5,480
Fire extinguisher	500
Intangible assets	90,500
Total property and equipment	$836,140
Less: Accumulated Depreciation	(652,652)
Total Property and equipment	$183,488

The Company has spent on Designs for new designs for 26', 30' and 37' models which are treated as intangible asset.

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of July 31, 2014, prepaid expenses and other assets included prepaid operating expenses and vendor deposit in the amount of $8,589.

NOTE 7. ACCRUED LIABILITIES

As of July 31, 2014 accrued liabilities consisted of the following:

Accrued Liabilities	July 31, 2014
Interest - shareholder loan	$128,557
Interest - related party	7,000
Interest - notes payable	55,495
Payroll and taxes	1,074,667
Warranty liabilities	26,000
Total Accrued liabilities	$1,291,719

NOTE 8. SHORT-TERM DEBT

As of July 31, 2014 short term debt consisted of the following:

Short-Term Debt	July 31, 2014
Line of credit - CITI	$94,886
Wells Fargo Equipment Financing	3,415
Credit cards	28,136
Total	$126,437

As of July 31, 2014, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% payable monthly. The outstanding balance as of July 31, 2014 was $94,886.

At July 31, 2014, Company owed $3,415. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.12.

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

NOTE 11. NOTE PAYABLE

As of July 31, 2014 notes payable consisted of the following:

Notes Payable	July 31, 2014
Mr. SriKrishna Mankal	$51,080
Mr. Pavan Mankal	59,367
Mr. Seshadri Chengi	110,500
Others	500
Total notes payable	$ 221,447

At April 30, 2014, the Company had an unsecured note payable to Mr. Srikrishna Mankal, non-affiliate, in the amount of $51,080, which bears an 8% interest per annum and currently due. Interest accrued to date on this note payable is $7,000. Due to negotiation with Mr. Srikrishna Mankal, the accrual for interest on the said loan was mutually agreed to cease from August 1, 2012. Note was amended on July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

At April 30, 2014, the Company had an unsecured note payable to Mr. Pavan Mankal, non-affiliate, in the amount of $55,000, which bears an 8% interest per annum and currently due. Note was amended July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011. This note carries interest of 8% per annum. $ 4,500 of the note principal was converted in to common shares. The remaining balance of $48,000 is payable on demand and has been transferred in the name of Mr. C.S Seshadri. This note is convertible at the election of Mr. Seshadri from time to time after the issuance date. In the event of non-payment the loan will be in default and principal and interest will become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring Mr. Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Mr. Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Mr. Seshadri. We have provided $35,000 as interest expense loss on the above transaction. The note contains a BCF amount of $35,000 which is amortized over the term of the loan.

The convertible notes for $42,500 issued to Asher in August 1, 2011. This note carries interest of 8% per annum This note has been transferred in the name of Mr. C.S Seshadri and is payable on demand. This note is convertible at the election of Mr. Seshadri from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay Mr. Seshadri 150% of the then outstanding principal and interest. The note agreements contain covenants requiring Mr. Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Mr. Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Mr. Seshadri. We have provided $28,333 as interest expense loss on the above transaction. The note contains a BCF amount of $28,333 which is being amortized over the term of the loan. Above notes bears 8-22% interest per annum and currently due. Interest accrued to date on this note payable is $55,494.55.

The Company has another Note payable for $20,000 which is payable on demand.

NOTE 12. SHAREHOLDERS' LOANS

As of July 31, 2014 shareholders loans consisted of the following:

Shareholders' Loans	July 31, 2014
Daniel Medina, President & Director	$294,095
Madhava Rao Mankal, Chief Financial Officer & Director	197,896
Total Shareholders' Loans	$491,991

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

NOTE 14. STOCKHOLDERS' EQUITY

75,000 common shares committed to be issued during the three months period to three independent members of the board of directors for services valued at $2,000 at $.026 market share price.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of July 31, 2014, we did not own any properties. We moved our Company's activities, including all subsidiaries, from Corona, California to Ontario, California in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.

NOTE 16. LITIGATION

NONE

NOTE 17. SUBSEQUENT EVENT

Acquisition Agreement - April 20, 2016

On April 20, 2016, Medina International Holdings, Inc. (the "Company") entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture ("MedHold") whereby all of the assets of MedHold would be acquired by the Company from MedHold.

Medical Innovation Holdings, a Joint Venture, is establishing a nationwide, state by state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists who serve the rural patient population via a seamless, comprehensive, sophisticated telemedicine program.

Pursuant to the Asset Acquisition Agreement, the closing of the Acquisition was effective April 20, 2016 although completed later.

Per the Acquisition and Purchase Agreement, the following items occurred:

  The Company approved the issuance of 351,000,000 shares of the Company's restricted common stock to MedHold's designees;

  30 shares of Class A Preferred Convertible Stock (Super Majority Voting) of Medina International Holdings, Inc. from Madhava Rao Mankal and Daniel Medina shall be conveyed for $100 to MedHold;

  A total of 35,000,000 common shares owned by Madhava Rao Mankal, Daniel Medina and Albert Mardikian, and MGS Grand Sports, Inc. shall be conveyed under separate Share Purchase Agreements to retire to treasury for $100 each;

  The outstanding notes for legal fees for a total of $256,025, approximately, plus accrued interest thereon, were assumed and agreed to be paid in accordance with the terms thereof, without defenses or disagreements thereto at the time of closing.  The outstanding balances due to the auditor (approximately $20,000, including current quarter review fees) and transfer agent (approximately $1,600) shall be paid as the earnest money; and

  Assignment of the Assets were issued in the form of a Bill of Sale duly executed.

Settlement Agreement and Release

Medina International Holdings, Inc. (the "Company") entered into a Settlement Agreement and Release with Chenji Srinivasan Seshadri ("Debtholder") and Harbor Guard Boats, Inc., a California Corporation ("Harbor Guard").

The Agreement compromises, settles and otherwise resolves all claims for common shares, subscriptions, or Notes, or debts, relating to the Company and Debtholder as to any and all claims or causes of action whatsoever against the Company by Debtholder for any matter, action, or representation as the Company, any debt or Note, the subscription, by the subscriber, and other potential claims and causes of action arising from any relationship, agreement, subscription, debt, or Note, or actions of the Company or its management which may be claimed by Debtholder up to the date hereof. The Agreement requires payment of the sum of $60,000 to effectuate the release.

Divestiture of Harbor Guard Boats, Inc.

On April 20, 2016, the Company entered into an Acquisition Agreement with Daniel Medina and Rao Mankal, whereby they acquired the Harbor Guard Boats, Inc. stock from Medina, by assuming the debt related to Harbor Guard, totaling$1,819,091, and providing releases of liability for all of such debt, and retiring a total of 35 million shares of common stock of Medina to the treasury.  The Board made a determination that the assets were totally impaired, (which assets were fully impaired on the books) as no significant revenue was generated for over two years from the assets, and the assets had no net value exceeding even a portion of the debt relieved, and the company had no capital for recommencing business and had no sales. Further the debt relief to the company, was significant to allow the company to recapitalize.  Mr.  Mankal and Mr. Medina were affiliates and officers and directors and have concurrently tendered their resignations as officers and directors effective with the closing.  Two new directors are appointed and the four disinterested directors have approved the divestiture as being in the best interests of the Company, and its shareholders, in conjunction with the new business of the Company in the health care field.

This subsequent event has to be read in conjunction with the 8K filed concurrently here with.

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

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATION

For the Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

The Company recognized $57,491 in revenues during the three months ended July 31, 2014 as compared to $57,288 for the three months period ended July 31, 2013, resulting in an increase in sales during the quarter of $203 or 0.35% mainly services.

Our cost of goods sold for the three months ended July 31, 2014 was $65,522 compared to $67,077 during the three months ended July 31, 2013. The decrease in cost of goods sold of $1,555 or 2.31% was a result of decrease in royalty cost.

Our gross loss on goods sold for the three months ended July 31, 2014 was $8,031 compared to $9,789 during the three months ended July 31, 2013. The decrease in gross loss of $1,758 or 17.95 % was a result of decrease in royalty expense.

During the three months ended July 31, 2014, we incurred general and administrative expenses of $96,321 compared to $87,563 during the three months ended

July 31, 2013. The increase in general and administrative expenses for the three months period ended July 31, 2014 of $8,758 or 10% was mainly due to the increase in insurance, depreciation.

During the three months ended July 31, 2014, the Company incurred selling and marketing expenses of $4,879 compared to $1,043 during the three months ended July 31, 2013. The increase of $3,836 or 367.78% in selling expenses was primarily due to the increase in shipping and marketing expenses.

Interest expense increased by $987 or 4.18% for the three month period ended July 31, 2014. The Company incurred $24,583 for the three month period ended July 31, 2014 compared to $23,596 the three month period ended July 31, 2013. Increases in interest expenses was mainly due to credit card interest.

During the three months ended July 31, 2014, the Company recognized a net loss of $133,814 compared to net loss of 121,991 during the three months ended July 31, 2013. Increase in net income of $11,823 or 9.69% was result of increase in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014, the Company had $11,264 cash on hand, an inventory of $93,949 and net property and equipment of $183,488. The Company's total current liabilities were $2,883,398 as of July 31, 2014, which was represented mainly accounts payable of $741,929, accrued liabilities of $1,291,719, short-term debt of $126,437, notes payable of $221,447 and short-term borrowings from shareholders totaling $491,991. At July 31, 2014, the Company's current liabilities exceeded current assets by $2,770,125.

The Company used $4,355 in operating activities for the three months period ended July 31, 2014 compared to $85,256 provided for three month period ended July 31, 2013.

The Company used $0 in investing activities for the three months period ended July 31, 2014 compared to $42,578 for three month period ended July 31, 2013.

During the three months period ended July 31, 2014, the Company provided $15,592 in financing activities includes loan in the amount of, $11,399 from related party. The Company made payments includes $604 towards the lines of credits and credit cards.

During the three months period ended July 31, 2013, the Company used $23,533 in financing activities. The Company made payments includes $2,708 towards the lines of credits and credit cards, $11,397 towards shareholders loan.

The Company has an accumulated deficit, as of July 31, 2014, of $7,851,607.

Going Concern

The Company's auditors have issued a "going concern" qualification independent registered public accounting firm's report on the Company's financial statements as part of their opinion in the Audit Report. For the year ended April 30, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability of the Company to continue as a "going concern."

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

As of July 31, 2014, we do not have any obligation under certain guarantees or contracts as defined above.

As of July 31, 2014, we do not have any retained or contingent interest in assets as defined above.

As of July 31, 2014, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of July 31, 2014, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2014 and April 30, 2013, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividend on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended July 31, 2014. We believe that internal control over financial reporting is not effective because of the small size of the business and lack of segregation of duties. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

During the period of May 1, 2014 through July 31, 2014, the Company committed to issue 75,000 shares to three independent members of its Board of Directors for services during the quarter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS.

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

MEDINA INTERNATIONAL HOLDINGS, INC.
(Registrant)

Dated: May 2, 2016	By:/s/ Daniel Medina
Daniel Medina,
President
(Principal Executive Officer)

Dated: May 2, 2016	By:/s/ Madhava Rao Mankal
Madhava Rao Mankal,
Chief Financial Officer
(Principal Accounting Officer)