Form 10-Q
period 2014-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-10
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of October 31, 2014, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

		October	April 30,
		2014	2014
		(Un-Audited)	(Audited)
	ASSETS

Cash		$3,260	$27
Inventory		93,949	93,949
Other receivables		237,718	237,718
		(237,718)	(237,718)
	Total other receivables	-	-
	Total current assets	97,209	93,976

Fixed Assets:		836,140	836,140
Accumulated depreciation		(677,210)	(628,094)
	Total property & equipment	158,930	208,046

Prepaid expenses & deposits		8,589	8,589

	TOTAL ASSETS	$264,728	$310,611

	LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable		$715,549	$700,903
Accrued liabilities		1,361,851	1,219,783
Short term debt		125,070	127,041
Customer Deposit		60,775	2,000
Stock committed to be issued		10,375	7,876
Notes payable		227,947	216,650
Related party payable		-
Related Parties - short-term borrowings from shareholders		503,551	480,592
	Total current liabilities	3,005,118	2,754,845

	Total Liabilities	3,005,118	2,754,845

Preferred stock 10,000,000 shares authorized
	Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on October 31, and April 30, 2014	360,000	360,000
	Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on October 31 and April 30, 2014	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized		5,609	5,609
56,090,117 shares issued and outstanding on October 31, 2014 and April 30, 2014
Additional paid-in capital		4,887,950	4,887,950
Accumulated deficit		(8,013,949)	(7,717,793)
	Total stockholders' equity (deficit)	(2,740,390)	(2,444,234)

	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$264,728	$310,611

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	For the three months ended October 31,		For the six months ended October 31,
	2014	2013	2014	2013

Sales, net	$ 20,236	$ 705,039	$ 77,727	$ 762,327
Cost of Goods Sold	46,516	454,729	112,038	522,156
Gross Profit (Loss)	(26,280)	250,310	(34,311)	240,171

General and administrative expenses	111,617	106,760	207,937	195,104
Selling and marketing expenses	10,542	76,727	15,421	77,742
Income (Loss) from operations	(148,439)	66,824	(257,669)	(32,675)

Other income	6,226	-	6,226	-
Interest expense	(20,129)	12,856	(44,713)	(36,451)
Net other loss	(13,903)	(12,856)	(38,487)	(36,451)
				-
Loss before income tax (expense) benefit	(162,342)	53,968	(296,156)	(69,126)
Income tax (expense) benefit		-	-

Net Income (Loss)	$ (162,342)	$ 53,968	$ (296,156)	$ (69,126)
Net loss per share (Medina International Holdings, Inc.):
Basic	$ (0.00)	$ 0.00	$ -	$ -
Diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	56,090,117	56,090,117
Diluted	56,090,117	56,090,117	56,090,117	56,090,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

		For Six Months Ended
		October 31,

		2014		2013

Cash flows from operating activities:
Net loss		$(296,156)		$(69,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock subscription payable/Issued for services		2,499		4,125
Depreciation expenses		49,116		53,033
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable		-		-
Decrease (Increase) in other receivable		-		10,000
Decrease (Increase) in inventory		-		(369,932)
Increase (decrease) in accounts payable and accrued liabilities		156,714		68,208
Increase (decrease) in customer deposits		58,775		310,652
(Increase) decrease in prepaid expenses		-		8,435
Total adjustments		267,104		84,521
Net cash (used) received in operating activities		(29,052)		15,395

Cash flows from investing activities:
Purchase of property and equipment		-		(42,578)
Net cash used in investing activities		-		(42,578)

Cash flows from financing activities:
Bank overdraft		-		(9,428)
Proceeds/(Payments) from notes payable		-		-
Proceeds/(Payments) from related party note payable		11,297		55,000
Proceeds/(Payments) from related party note payable shareholders		22,959		(8,956)
Proceeds/(Payments) on lines of credit & credit cards		(1,971)		(3,803)
Proceeds from stock subscription
Net cash provided (used) by financing activities		32,285		32,813

Net increase (decrease) in cash and cash equivalents		3,233		5,630

Cash and cash equivalents - beginning of period		27		2,635
Cash and cash equivalents - end of period		$3,260		$8,265

Supplemental disclosure of cash flow information:
Interest Paid		$14,781		$4,956
Taxes Paid		$-		$-
		-		-
Shares issued to settle accrued expenses	$	$ -	$	$ 7,700

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC.
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance - April 30, 2012	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$(7,256,062)	$ (1,990,203)

Net loss								(417,276)	(417,276)
Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$(7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net loss								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)
Net loss								(296,156)	(296,156)
Balance - October 31, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(8,013,949)	(2,740,390)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2014, the Company's current liabilities exceeded its current assets by $2,907,909. Also, the

Company's operations generated $77,727 revenue during the six months ended October 31, 2014 and the Company's accumulated deficit at October 31, 2014 is $8,013,949.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2014 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the six months ended October 31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of October 31, 2014 inventory consisted of the following:

October 31,
Item	2014
Raw material and supplies	$0
Work in progress	93,949
Finished goods	0
Total Inventory	$93,949

NOTE 4. OTHER RECEIVABLES

As of October 31, 2014, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	0

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

NOTE 5. FIXED ASSETS

As of October 31, 2014 Property and equipment consisted of the following:

October 31,
Property and Equipment	2014
Machinery and equipment, including molds & tools	$ 722,514
Computers	13,535
Furniture and fixtures	3,611
Office equipment	5,480
Fire extinguisher	500
Intangible assets	90,500
Total property and equipment	836,140
Less: Accumulated Depreciation	(677,210)
Total Property and equipment	$ 158,930

The Company has spent on Designs for new designs for 26', 30' and 37' models which is treated as intangible asset.

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of October 31, 2014  prepaid expenses and other assets included prepaid operating expenses and vendor deposit  in the amount of $8,589.

NOTE 7. ACCRUED LIABILITIES

As of October 31, 2014 accrued liabilities consisted of the following:

October 31,
Accrued Liabilities	2014
Interest - shareholder loan	$ 135,394
Interest - related party	7,000
Interest - notes payable	60,472
Payroll and taxes	1,132,985
Warranty liabilities	26,000
Total Accrued liabilities	$ 1,361,851

NOTE 8. SHORT-TERM DEBT

As of October 31, 2014 short term debt consisted of the following:

October 31,
Short-Term Debt	2014
Line of credit - CITI	$ 94,887
Wells Fargo Equipment Financing	2,546
Credit cards	27,637
Total	$ 125,070

As of October 31, 2014, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% payable monthly. The outstanding balance as of October 31, 2014 was $94,887.

At October 31, 2014, Company owed $2,546. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.12.

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

NOTE 11. CUSTOMER DEPOSIT

Customer deposits represent advance payment by the customer for orders placed to purchase boats. As of October 31, 2014 customer deposit consisted of the following:

October 31,
Customer Deposits	2014
Deposit for commercial boats	$ 60,775
Total customer deposits	$ 60,775

NOTE 12. NOTE PAYABLE

As of October 31, 2014 notes payable consisted of the following:

October 31,
Notes Payable	2014

Srikrishna Mankal	$51,080
Pavan Mankal	56,367

Michael	7,000

Sharada Rao	3,000

Notes payable - other	110,500

Total	$227,947

At October 31, 2014 the Company had an unsecured note payable to Mr. Srikrishna Mankal, non-affiliate, in the amount of $51,080, which bears an 8% interest per annum and currently due. Interest accrued to date on this note payable is $7,000. Due to negotiation with Mr. Srikrishna Mankal, the accrual for interest on the said loan was mutually agreed to cease from August 1, 2012. Note was amended on July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

At October 31, 2014, the Company had an unsecured note payable to Mr. Pavan Mankal, non-affiliate, in the amount of $55,000, which bears an 8% interest per annum and currently due. Note was amended July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011. This note carries interest of 8% per annum. $ 4,500 of the note principal was converted in to common shares. The remaining balance of $48,500 is payable on demand  and has been transferred in the name of C S Sheshadri. This note are convertible at the election of CS Seshadri from time to time after the issuance date.In the event of non payment the loan will be in default and principal and interest will become payable immediately at 150% of the outstanding balance... The note agreements contain covenants requiring CS Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by CS Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by CS Seshadri.  We have provided $35,000 as interest expense loss on the above transaction. The note contains a BCF amount of $35,000 which is amortized over the term of the loan.

The convertible notes for $42,500 issued to Asher in August 1, 2011. This note carries  interest of 8% per annum This note has been transferred in the name of C S Sheshadri and is payable on demand. This note is convertible at the election of CS Seshadri from time to time after the issuance date. In the event of default, the amount of principal and interest not paid and the notes become immediately due and payable. Should that occur, the Company is liable to pay CS Seshadri 150% of the then outstanding principal and interest. The note agreements contain covenants requiring CS Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by CS Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by CS Seshadri. We have provided $28,333 as interest expense loss on the above transaction. The note contains a BCF amount of $ 28.333 which is being amortized over the term of the loan.

The Company has another Note payable for $20,000 which bears no interest and is payable on demand.

NOTE 13. SHAREHOLDERS' LOANS

As of October 31, 2014 shareholders loans consisted of the following:

October 31,
Shareholders' Loans	2014
Daniel Medina, President & Director	$ 297,851
Madhava Rao Mankal, Chief Financial Officer & Director	205,700
Total Shareholders' Loans	$ 503,551

Shareholder's loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 14. STOCKHOLDERS' EQUITY

125,000 common shares were issued during the six months period to independent members of the board of directors for services. Shares are valued $2,500 at average market price of $0.02.

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

NOTE 17. SUBSEQUENT EVENTS

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

Per the Acquisition and Purchase Agreement, the following items occurred:

(1)    The Company approved the issuance of 351,000,000 shares of the Company's restricted common stock to MedHold's designees;

(2)    30 shares of Class A Preferred Convertible Stock (Super Majority Voting) of Medina International Holdings, Inc. from Madhava Rao Mankal and Daniel Medina shall be conveyed for $100 to MedHold;

(3)    A total of 35,000,000 common shares owned by Madhava Rao Mankal, Daniel Medina and Albert Mardikian, and MGS Grand Sports, Inc. shall be conveyed under separate Share Purchase Agreements to retire to treasury for $100 each;

(4)    The outstanding notes for legal fees for a total of $256,025, approximately, plus accrued interest thereon, were assumed and agreed to be paid in accordance with the terms thereof, without defenses or disagreements thereto at the time of closing.  The outstanding balances due to the auditor (approximately $20,000, including current quarter review fees) and transfer agent (approximately $1,600) shall be paid as the earnest money; and

(5)    Assignment of the Assets were issued in the form of a Bill of Sale duly executed.

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

RESULTS OF OPERATION

For the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

The Company recognized $20,236 in revenues during the three months ended October 31, 2014 as compared to $705,039 for the three months period ended October 31, 2013, resulting in  decrease in sales during the quarter of $684,803 or 97.13%. We sold none during the three months ended October 31, 2014 compared to one boat during the three months ended October 31, 2013.

Our cost of goods sold for the three months ended October 31, 2014 was $46,516 compared to $454,729 during the three months ended October 31, 2013. The decrease in cost of goods sold of $408,213 or 89.77% was a result of decrease in corresponding sales activities.

Our gross loss on goods sold for the three months ended October 31, 2014 was $26,280 compared to profit of $250,310 during the three months ended October 31, 2013. The decrease in gross profit of $276,590 or 110.50% was a result of decrease in boat sales.

During the three months ended October 31, 2014, we incurred general and administrative expenses of $111,617 compared to $106,760 during the three months ended October 31, 2013. The increase in general and administrative expenses for the three months period ended October 31, 2014 of $4,857 or 4.55% was mainly due to the increase of insurance, design and professional & legal expenses.

During the three months ended October 31, 2014, the Company incurred selling and marketing expenses of $10,542 compared to $76,727 during the three months ended October 31, 2013. The decrease of $66,185 or 86.26% in selling expenses was primarily due to the increase in selling commissions of $27,727, freight $7,300and marketing expenses of $31,558.

Interest expense decreased by $7,274 or 56.57% for the three month period ended October 31, 2014. The Company incurred $20,130 for the three month period ended October 31, 2014 compared to $12,856 for the three month period ended October 31, 2013. Increases in interest expenses was mainly due to Increase in credit card interest.

During the three months ended October 31, 2014, the Company recognized a net loss of $162,342 compared to net profit of  $53,967 during the three months ended October 31, 2013. Decrease in net profit of $216,310 or 401% was result of decrease in and gross sales and gross profit.

For the Six Months Ended October 31, 2014 Compared to the Six Months Ended October 31, 2013

The Company recognized $77,727 in revenue during the six months period ended October 31, 2014 as compared to $762,327 for the six months period ended October 31, 2013 resulting in  decrease in sales during the period of $684,600 or 89.80%. We sold none during the six months ended October 31, 2014 compared to three boats during the six months ended October 31, 2013.

Our cost of goods sold for the six months ended October 31, 2014 was $112,038 compared to $522,156 during the six months ended October 31, 2013. The decrease in cost of goods sold of $410,118 or 78.54% was a result due to decrease in component prices as production is custom built.

Our gross loss on goods sold for the six months ended October 31, 2014 was $34,311 compared to $240,171 during the three months ended October 31, 2013. The decrease in gross profit of $274,482 or 114.29% was a result of sale of boat.

During the six months ended October 31, 2014, we incurred general and administrative expenses of $207,937 compared to $195,104 during the six months ended October 31, 2013. The increase in general and administrative expenses for the six months period ended October 31, 2014 of $12,833 or 6.58% was mainly due to mainly due to the increase in insurance, maintenance & repair.

During the six months ended October 31, 2014, the Company incurred selling and marketing expenses of $15,421 compared to $77,742 during the six months ended October 31, 2013. The decrease of $62,321 or 80.16% was primarily due to the marketing, consulting and sales commission.

Interest expense increased by $8,262 or 22.67% for the six month period ended October 31, 2014. The Company incurred $44,713 for the six month period ended October 31, 2014 compared to $36,451 for the six month period ended October 31, 2013. Increases in interest expense is mainly due to increase in  interest on credit card.

During the six months ended October 31, 2014, the Company recognized a net loss of  $296,156 compared to net loss of $69,126 during the six months ended October 31, 2013. Decrease in net loss of $227,030 or 328.43%.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, the Company had $3,260 cash on hand, an inventory of $93,949 and net property and equipment of $158,930. The Company's total current liabilities were $3,005,118 as of October 31, 2014, which was represented mainly accounts payable of $715,549, accrued liabilities of $1,361,851, deposits from customers of $60,775, short-term debt of $125,070, notes payable of $227,947 and short-term borrowings from shareholders totaling $503,551. At October 31, 2014, the Company's current liabilities exceeded current assets by $2,907,909.

The Company used $29,052 in operating activities for the six months period ended October 31, 2014 compared to $15,395 provided for six month period ended October 31, 2013.

The Company used none in investing activities for the six months period ended October 31, 2014 compared to $42,578 for six month period ended October 31, 2013.

During the six months period ended October 31, 2014, the Company provided $32,285 in financing activities includes loan in the amount of, $11,297 from related party and $22,959 from shareholder. The Company made payments includes $1,971 towards the lines of credits.

During the six months period ended October 31, 2013, the Company provided $32,813 in financing activities includes loan in the amount of, $55,000 from related party. The Company made payments includes $4,803 towards the lines of credits and credit cards and $7,956 towards shareholders loans

The Company has an accumulated deficit, as of October 31, 2014, of $8,013,949 compared to $7,717,793 as of April 30, 2014.

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

As of October 31, 2014, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2014, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2014, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2014, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2014 and April 30, 2014, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividend on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2014. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

During the period of August 1, 2014 through October 31, 2014, the Company committed 125,000 shares to the independent members of its Board of Directors for services valued at $10,375.

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

ITEM 5 OTHER INFORMATION.

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