Form 10-Q
period 2015-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-10
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of January 31, 2015, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

		January	April 30,
		2015	2014
		(Un-Audited)	(Audited)
	ASSETS

Cash		$143,499	$27
Inventory		93,949	93,949
Other receivables		237,718	237,718
Reserve		(237,718)	(237,718)
	Total other receivables	-	-
	Total current assets	237,448	93,976

Fixed Assets:		836,140	836,140
Accumulated depreciation		(699,259)	(628,094)
	Total property & equipment	136,881	208,046

Prepaid expenses & deposits		8,589	8,589

	TOTAL ASSETS	$382,918	$310,611

	LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable		$673,997	$700,902
Accrued liabilities		1,407,240	1,219,784
Short term debt		115,069	127,041
Bank overdraft		-	-
Customer Deposit		301,025	2,000
Stock committed to be issued		10,875	7,876
Notes payable		221,280	216,650
Related party payable		-	-
Related Parties - short-term borrowings from shareholders		445,666	480,592
	Total current liabilities	3,175,152	2,754,845

	Total Liabilities	3,175,152	2,754,845

Preferred stock 10,000,000 shares authorized
	Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on January 31, 2015 and April 30, 2014	360,000	360,000
	Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on January 31, 2015 and April 30, 2014	20,000	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized		5,609	5,609
56,090,117 shares issued and outstanding on January 31, 2015 and April 30, 2014
Additional paid-in capital		4,887,950	4,887,950
Accumulated deficit		(8,065,793)	(7,717,793)
	Total stockholders' equity (deficit)	(2,792,234)	(2,444,234)

	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$382,918	$310,611

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2015	2014	2015	2014

Sales, net	$161,331	$1,347,892	$239,059	$2,110,219
Cost of Goods Sold	103,706	866,471	215,744	1,388,692
Gross Profit (Loss)	57,625	481,421	23,315	721,527

General and administrative expenses	91,540	88,587	299,478	283,651
Selling and marketing expenses	9,431	68,442	24,852	146,184
Income (Loss) from operations	(43,346)	324,392	(301,015)	291,692

Other income	12,952	0	19,177	0
Interest expense	(21,450)	(17,854)	(66,162)	(54,305)
Net other (loss)	(8,497)	(17,854)	(46,985)	(54,305)
			0
Loss before income tax (expense) benefit	(51,843)	306,538	(348,000)	237,387
Income tax (expense) benefit	0	0	0	0

Net Income (Loss)	$(51,843)	$306,538	$(348,000)	$237,387
Net loss per share (Medina International Holdings, Inc.):
Basic	$(0.00)	$0.01	$(0.01)	$0.00
Diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	56,090,117	56,090,117
Diluted	56,090,117	56,090,117	56,090,117	56,090,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended
	January 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(348,000)	$237,387
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock subscription payable/Issued for services	2,999	6,375
Depreciation expenses	71,165	77,281
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable
Decrease (Increase) in other receivable	-	10,000
Decrease (Increase) in inventory	-	89,870
Increase (decrease) in accounts payable and accrued liabilities	160,551	77,687
Increase (decrease) in customer deposits	299,025	(498,083)
(Increase) decrease in prepaid expenses	-	8,382
Total adjustments	533,740	(228,488)
Net cash (used) received in operating activities	185,740	8,899

Cash flows from investing activities:
Purchase of property and equipment	-	(43,518)
Net cash used in investing activities	-	(43,518)

Cash flows from financing activities:
Bank overdraft	-	(9,428)
Proceeds/(Payments) from notes payable
Proceeds/(Payments) from related party note payable	4,630	55,000
Proceeds/(Payments) from related party note payable shareholders	(34,926)	(3,483)
Proceeds/(Payments) on lines of credit & credit cards	(11,972)	(214)
Proceeds from stock subscription
Net cash provided (used) by financing activities	(42,268)	41,875

Net increase (decrease) in cash and cash equivalents	143,472	7,256

Cash and cash equivalents - beginning of period	27	2,635
Cash and cash equivalents - end of period	$143,499	$9,891

Supplemental disclosure of cash flow information:
Interest Paid	$17,305	$13,634
Taxes Paid	$-	$-
	-	-

The accompanying notes are an integral part of these financial statements

Medina International Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2012	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$(7,256,062)	$ (1,990,203)

Net loss								(417,276.00)	(417,276)

Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$(7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net gain (loss)								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)

Net gain (loss)								$ (348,000)	(348,000)
Balance - January 31, 2015	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(8,065,793)	(2,792,234)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

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

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2015, the Company's current liabilities exceeded its current assets by $2,937,704. Also, the Company's operations generated $239,059 revenue during the nine months ended January 31, 2015 and the Company's accumulated deficit at January 31, 2015 is $8,065,793.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2015 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the nine months ended January 31, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of January 31, 2015  inventory consisted of the following:

January 31,
Item	2015
Raw material and supplies	$ 0
Work in progress	93,949
Finished goods	0
Total Inventory	$ 93,949

NOTE 4. OTHER RECEIVABLES

As of January 31, 2015, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	0

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

Wintec per agreement to pay to the Company $237,718 within two years of the date of the Settlement Agreement, which we have reserved at 100% of total receivable due to non availability of financial  of Wintec Protective Systems, Inc.

NOTE 5. FIXED ASSETS

As of January 31, 2015 Property and equipment consisted of the following:

January 31,
Property and Equipment	2015
Machinery and equipment, including molds & tools	$ 722,514
Computers	13,535
Furniture and fixtures	3,611
Office equipment	5,480
Fire extinguisher	500
Intangible assets	90,500
Total property and equipment	836,140
Less: Accumulated Depreciation	(699,259)
Total Property and equipment	$ 136,881

The Company has spent on Designs for new designs for 26', 30' and 37' models which is treated as intangible asset.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of January 31, 2015 prepaid expenses and other assets included prepaid operating expenses and vendor deposit in the amount of $8,589.

NOTE 7. ACCRUED LIABILITIES

As of January 31, 2015 accrued liabilities consisted of the following:

January 31,
Accrued Liabilities	2015
Interest - shareholder loan	$ 143,549
Interest - related party	7,000
Interest - notes payable	65,450
Payroll and taxes	1,165,242
Warranty liabilities	26,000
Total Accrued liabilities	$ 1,407,240

NOTE 8. SHORT-TERM DEBT

As of January 31, 2015 short term debt consisted of the following:

January 31,
Short-Term Debt	2015
Line of credit - CITI	$ 88,971
Wells Fargo Equipment Financing	2,152
Credit cards	23,946
Total	$115,069

As of January 31, 2015, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% monthly. The outstanding balance as of January 31, 2015 was $88,971.

At January 31, 2015, Company owed $2,152. The Company originally borrowed $11,024.92 from Wells Fargo bank as equipment loan repayable over a period of 60 monthly installments of $212.12.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

NOTE 10. RELATED PARTY TRANSACTIONS

The Company has various license agreements with a  allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.

NOTE 11. CUSTOMER DEPOSIT

As of January 31, 2015 customer deposit consisted of the following:

January 31,
Customer Deposits	2015
Deposit for commercial boats	$301,025

Total customer deposits	$301,025

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

NOTE 12. NOTE PAYABLE

As of January 31, 2015 notes payable consisted of the following:

Srikrishna Mankal	$51,080
Pavan Mankal	59,700
CS Seshadri	110,500

Total	221,280

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

At April 30, 2014, the Company had an unsecured note payable to Mr. Pavan Mankal, non-affiliate, in the amount of $59,700, which bears an 8% interest per annum and currently due. Note was amended July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

The convertible notes for $52,500 issued to Asher Enterprises, Inc. ("Asher") in June 24, 2011. This note carries interest of 8% per annum. $ 4,500 of the note principal was converted in to common shares. The remaining balance of $48,500 is payable on demand and has been transferred in the name of C S Sheshadri. This note are convertible at the election of CS Seshadri from time to time after the issuance date. In the event of non payment the loan will be in default and principal and interest will become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring CS Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by CS Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by CS Seshadri.  We have provided $35,000 as interest expense loss on the above transaction. The note contains a BCF amount of $ 35,000 which is being amortized over the term of the loan.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

NOTE 13. SHAREHOLDERS' LOANS

As of January 31, 2015 shareholders loans consisted of the following:

January 31,
Shareholders' Loans	2015
Daniel Medina, President & Director	$262,052
Madhava Rao Mankal, Chief Financial Officer & Director	183,614
Total Shareholders' Loans	$445,666

Shareholder's loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 14. STOCKHOLDERS' EQUITY

175,000 common shares were issued during the nine months period to independent board of directors for services.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of January 31, 2015, we did not own any properties. We moved our Company's activities, including all subsidiaries, from Corona, California to Ontario, California in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

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

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015

(Unaudited)

(4)   The outstanding notes for legal fees for a total of $256,025, approximately, plus accrued interest thereon, were assumed and agreed to be paid in accordance with the terms thereof, without defenses or disagreements thereto at the time of closing.  The outstanding balances due to the auditor (approximately $20,000, including current quarter review fees) and transfer agent (approximately $1,600) shall be paid as the earnest money; and

(5)   Assignment of the Assets were issued in the form of a Bill of Sale duly executed (attached hereto as Exhibit 10.3).

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

The Company engages approximately nine full time employees. Our President and Chief Financial Officer have been engaged on full time to work with Harbor Guard Boats, Inc.

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

RESULTS OF OPERATION

For the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

The Company recognized $161,331 in revenues during the three months ended January 31, 2015 as compared to $1,347,892 for the three months period ended January 31, 2014, resulting in a decrease in sales during the quarter of $1,186,561 or 88.03%. We sold one during the three months ended January 31, 2015 compared to three boats during the three months ended January 31, 2014.

Our cost of goods sold for the three months ended January 31, 2015 was $103,706 compared to $866,471 during the three months ended January 31, 2014. The decrease in cost of goods sold of $762,765 or 88.03% was a result of decrease in corresponding sales activities.

During the three months ended January 31, 2015, we incurred general and administrative expenses of $91,540 compared to $88,587 during the three months ended January 31, 2014. The increase in general and administrative expenses for the three months period ended January 31, 2015 of $2,953 or 3.22% was mainly due to the increase of admin expense.

During the three months ended January 31, 2015, the Company incurred selling and marketing expenses of $9,431 compared to $68,442 during the three months ended January 31, 2014. The decrease of $59,011 or 86.22% in selling expenses was primarily due to the decrease in selling commissions and marketing expenses.

Interest expense increased by $3,596 or 20% for the three month period ended January 31, 2015. The Company incurred $21,450 for the three month period ended January 31, 2015 compared to $17,854 for the three month period ended January 31, 2014. Increases in interest expenses was mainly due to credit card interest.

During the three months ended January 31, 2015, the Company recognized a net loss of $51,843 compared to net profit of  $306,538 during the three months ended January 31, 2014. Increase in net loss of $358,381 or 117% was result of decrease in gross sales and gross profit.

For the Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014

The Company recognized $239,069 in revenue during the nine months period ended January 31, 2015 as compared to $2,110,219 for the nine months period ended January 31, 2014 resulting in an decrease in sales during the period of $1,871,150 or 89%. We sold one boat during the nine months ended January 31, 2015 compared to  five during the nine months ended January 31, 2014

Our cost of goods sold for the nine months ended January 31, 2015 was $215,744 compared to $1,388,692 during the nine months ended January 31, 2014. The decrease in cost of goods sold of $1,172,948 or 543.67% was a result due to decrease in sales.

During the nine months ended January 31, 2015, we incurred general and administrative expenses of $299,478 compared to $283,651 during the nine months ended January 31, 2014. The increase in general and administrative expenses for the nine months period ended January 31, 2015 of $15,827 or 5.28%.

During the nine months ended January 31, 2015, the Company incurred selling and marketing expenses of $24,852 compared to $146,184 during the nine months ended January 31, 2014. The decrease of $121,332 or 83% was primarily due to the marketing, consulting and sales commission.

Interest expense increased by $11,857 or 22% for the nine month period ended January 31, 2015. The Company incurred $66,162 for the nine month period ended January 31, 2015 compared to $54,305 for the nine month period ended January 31, 2014. Increases in interest expense is mainly due to increase in interest on credit card.

During the nine months ended January 31, 2015, the Company recognized a net loss of $348,000 compared to net profit of $237,387 during the nine months ended January 31, 2014. Increase in net loss of $585,387.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2015, the Company had $143,499 cash on hand, an inventory of $93,949 and net property and equipment of $136,881. The Company's total current liabilities were $3,175,152 as of January 31, 2015, which was represented mainly accounts payable of $673,997, accrued liabilities of $1,407,240, deposits from customers of $301,025, short-term debt of $115,069, notes payable of $221,280 and short-term borrowings from shareholders totaling $445,666. At January 31, 2015, the Company's current liabilities exceeded current assets by $2,937,704.

The Company provided $185,740 in operating activities for the nine months period ended January 31, 2015 compared to usage of $8,899 for nine month period ended January 31, 2014.

The Company used $0 in investing activities for the nine months period ended January 31, 2015 compared to $43,518 for nine month period ended January 31, 2014.

During the nine months period ended January 31, 2015, the Company used $42,218 in financing activities includes loan in the amount of, $4,630 from party. The Company made payments includes $11,972 towards the lines of credits and credit cards and $34,926 towards shareholders loans.

During the nine months period ended January 31, 2014, the Company used $41,875 in financing activities includes loan in the amount of $55,000 from unrelated party. The Company made payments includes $214 towards the lines of credits and credit cards, $3,483 towards shareholders loan.

The Company has an accumulated deficit, as of January 31, 2015, of $8,065,793 compared to $7,717,793 as of April 30, 2015.

Going Concern

The Company's auditors have issued a "going concern" qualification independent registered public accounting firm's report on the Company's financial statements as part of their opinion in the Audit Report. For the year ended April 30, 2014 and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability of the Company to continue as a "going concern."

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

As of January 31, 2015, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2015, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2015, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2015, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2015 and April 30, 2014, we were not involved in any unconsolidated SPE transactions.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2015. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

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