Form 10-K
period 2015-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-13
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Common Stock
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[_]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[_]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to the filing  requirements for the past 90 days.

Yes	[_]	No	[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[_]	No	[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	[_]	No	[X]

State issuer's revenues for its most recent fiscal year: $239,059.  There were 56,090,117 shares of the Registrant's common stock outstanding as of April 30, 2015. The aggregate market value of the 16,426,497 shares of common stock held by non-affiliates of the Registrant is approximately $164,264 based on the closing market price of $0.01 per share on April 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

MEDINA INTERNATIONAL HOLDINGS, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Medina International Holdings, Inc. ("Medina," "we," "us," "Company") was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. Our corporate offices are located at 191 Kettering Dr., Ontario, California, 91761 and our telephone number is (951) 493-6785.

Medina manufactures products and services to assist emergency and defense organizations and personnel. Our products are manufactured by the Company's wholly owned subsidiary Harbor Guard Boats, Inc. The Company's securities are traded on Over the Market under the symbol, "MIHI."

In 2004, there was a change of management. In 2005, the board and the stockholders approved the name change to Medina International Holdings, Inc. Since these organizational restructurings, we have pursued a business plan that focuses on watercraft manufacturing for rescue, emergency, and defense operations, as well as, recreational uses.

Medina Marine, Inc. was formed in the State of California, on May of 2006, as a wholly owned subsidiary for the sole purpose of manufacturing watercrafts.  Medina Marine, Inc. was not an operating company since 2008. Management of the Company transferred 100% share capital of Medina Marine in March 2015 without any liability to a buyer.

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

Commercial Boats - The Company currently has nine (9) commercial watercraft models, ranging from 15' to 40' in length.

Watercraft	Fire Rescue	Rescue	Aluminum	Fiber Glass
15' Interceptor		X		X
20' Interceptor	X	X		X
21' Firecat	X	X		X
24' Firehawk/Defender	X	X		X
26' Firehawk/Defender	X	X	X	X
30' Firehawk/Defender	X	X	X
37' Firehawk/Defender	X	X	X
40' Firehawk/Defender	X	X	X
40' Ambulance Rescue	X	X	X

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

Sales and Marketing

Units Sold for the year ended April 30,
	2015		2014
Department Type	No. Sold	Percentage	No. Sold	Percentage

Fire Department	1	100%	3	60%
Others			2	40%
Total	1	100%	5	100%

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

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including, but not limited to the following:

a.	our historical and anticipated quarterly and annual operating results;

b.	announcements of new products or services by us or our competitors or new competing technologies;

c.	investors' perceptions of us and investments relating to the watercraft and/or defense industry;

d.	developments in the watercrafts and/or defense industry;

e.	technological innovations;

f.	failure to diversify;

g.	changes in pricing made by us, our competitors or providers of alternative/substitute services;

h.	the addition or loss of business customers

i.	variations between our actual results and analyst and investor expectations

j.	condition or trends in the boat industry, including regulatory developments

k.	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

l.	additions or departures of key personnel; and

m.	general market and economic conditions.

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

In the past, the trading price of the Company's common stock has experienced substantial volatility. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of April 30, 2015, we had 56,090,117 shares of common stock outstanding, of which approximately 16,426,497 shares of common stock is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

Penny Stock Reform Act. In October 1990, congress enacted the "Penny Stock Reform Act of 1990" (the "90 Act") to counter fraudulent practices common in Penny Stock transactions. Rule 3a51-1 of the Exchange Act defines "Penny Stock" as an equity security that is not among other things;

a)       a reported security (i.e., listed on certain national securities exchanges);

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

Our securities have been thinly traded on the Over-The-Counter Market, Pink Sheets which may not provide liquidity for our investors

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

As of April 30, 2015, we had 56,090,117 shares of common stock outstanding, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered "Restricted Securities" as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

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

We have incurred losses since our inception and expect to continue to incur losses in the future. We may never become profitable. We have historically generated substantial losses, which, if continued, could make it difficult to fund our operations or successfully execute our business plan, and could materially adversely affect our stock price. We experienced net loss of $650,893 for the year ended April 30, 2015. At April 30, 2015, we had an accumulated deficit of $8,368,686.

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

Our current liabilities exceed our current assets by a significant amount, which could put stockholder/investors at serious risk of or loss of their investment

At April 30, 2015, we had current liabilities of $3,243,077 and $91,002 in current assets. As of April 30, 2015, we have a working capital deficit of approximately $3,152,075. In the event that creditors or litigants, if any, were to attempt to collect, it is unlikely that stockholders, as equity holders, would receive some or any return of their investment, because creditors would be paid first.

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

Our principal officers and directors own 56.90% of our stock, which if voted in a block, will be a controlling interest and investors will have a limited voice in our management.

Messrs. Medina and Mankal, officers and directors of the Company beneficially own approximately 56.90% of our outstanding common stock as of April 20, 2015. As a result, Messrs. Medina and Mankal have the ability to control substantially all matters submitted to our stockholders for approval, including

a) election of our board of directors;

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

As of April 30, 2015, we did not own any properties. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Ontario facility expires on June 30, 2016, and calls for monthly payments, initially at $5,610.00 per month plus $495.00 costs, escalating over the term of the lease to $5,950 per month plus costs.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2015, neither the Company nor any member of  management  was a party to any legal proceedings.

ITEM 4.  REMOVED AND RESERVED

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

Year ended April 30, 2015	High	Low

First Quarter	$ 0.04	$ 0.01
Second Quarter	$ 0.03	$ 0.01
Third Quarter	$ 0.01	$ 0.01
Fourth Quarter	$ 0.01	$ 0.01

Year ended April 30, 2014	High	Low

First Quarter	$ 0.04	$ 0.00
Second Quarter	$ 0.04	$ 0.01
Third Quarter	$ 0.17	$ 0.01
Fourth Quarter	$ 0.05	$ 0.02

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

Recent Sales of Unregistered Securities

The Company committed 200,000 unregistered securities during the fiscal year ended April 30, 2015. The following presents the purpose for the issuance of unregistered securities:

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

	During the year ended April 30,
	2015	2014	2013
Operating Results
Net Sales	$ 239,059	$ 2,124,657	$1,355,179
Gross Margin	$ (19,350)	$719,890	282,078
Net Gain/Loss	$ (650,893)	$(44,455)	$(417,276)
Balance Sheet
Total assets	$147,950	$310,611	$467,579
Total debt	$3,243,077	$2,754,845	2,875,058
Total Stockholders' equity	$(3,095,127)	$(2,444,234)	$(1,990,203)
Cash Flows
Net cash received (used) by operating activities	$16,146	$(18,817)	$ (415,545)
Net cash used by investing activities	$ -	$(67,183)	$(107,034)
Net cash provided (used) by financing activities	$(23,190)	$(83,392)	$505,226

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

d)	Identify new products and markets to meet changing customer requirements; and

e)	Retain and provide opportunities for growth for our employees

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2015 and 2014, as prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").

The following tables present our results of operations for the two years ended April 30, 2015 and 2014, as well as the percentage changes from year to year.

	For the year ended April 30,		Dollar Change	Percentage Change
	2015	2014	2015 vs. 2014	2015 vs. 2014

Sales, net	$239,059	$2,124,657	$(1,885,598)	(88.75)%
Cost Of Sales	258,409	1,404,767	$(1,146,358)	(81.60)%
Gross Profit	(19,350)	719,890	$ (739,240)	(102.69)%

General and administrative expenses	376,788	580,604	$ (203,816)	(35.10)%
Selling and marketing expenses	34,303	150,094	$ (115,791)	(77.15)%
Write of off Inventory	93,949	0	93,949	0
Write of off Intangible asset	73,765	0	73,765	0
Loss from Operation	(598,155)	(10,808)	$ (587,347)	(5,434.37)%

Other income	30,347	41,252	$ (10,905)	(26.44)%
Interest expense	(83,085)	(74,899)	$ (8,186)	(10.93)%
Net other loss	(52,738)	(33,647)	$ (19,091)	(56.74)%

Loss before income tax (expense) benefit	$(650,893)	$ (44,455)	$ (606,438)	(1,364.16)%
Income tax (expense) benefit	-	-

Net Loss from Operations	$(650,893)	$ (44,455)	$ (606,438)	(1,364.16)%

2015 Compared to 2014

Net Sales

Revenue	For the Years Ended April 30,		Dollar Change	Percent Change
	2015	2014	2015 vs. 2014	2015 vs. 2014
Number of Boats	1	5	(4)	80%
Boat sales, net	$239,059	$ 2,124,657	$1,885,598	88.75%

Total	$239,059	$ 2,124,657	1,885,598	88.75%

Our sole source of revenue since our inception is attributable to commercial watercrafts. Our company sold watercraft and parts and earned $239,059 in revenues for the year ended April 30, 2015 as compared to $2,124,657 in revenues for the year ended April 30, 2014.

The decrease in sales for the year ended April 30, 2015 of $1,885,598 or 88.75%, was primarily due to an decrease in watercrafts sales.

Cost of sales

Costs of sales are costs to produce our product and generally consist of direct materials, direct labor and production overhead.

	For the year ended April 30,		Dollar Change	Percentage Change
	2015	2014	2015 vs 2014	2015 vs 2014
Cost of sales	$258,409	$ 1,404,767	$(1,146,358)	(81.60)%
Gross profit	$(19,350)	$ 719,890	$ (739,240)	(102.69)%
Gross profit as a percentage of net sales	(7.49)%	51.25%

The decrease in cost of goods sold for the year ended April 30, 2015 of $1,146,358 or 81.60%, was primarily due to the decrease in sales. Our cost of goods sold comprise of direct material, direct labor, and production overhead which includes depreciation. Decrease in gross profit for the year ended April 30, 2015 of $739,240 or 102.69% was mainly due to decrease in sales. We include royalty payments for the use of the patents, as part of the production overhead.

General and administrative expenses.

General and Administrative Expenses	For the year ended April 30,		Dollar Change	Percentage Change
	2015	2014	2015 vs. 2014	2015 vs. 2014
General and Administrative Expenses	$ 376,788	$ 580,604	$ 203,816	35.10%

General and administrative expenses included, but not limited to:

a)              Professional fees for legal, accounting, consulting, and development activities;

b)             Public company related expenditures;

c)              Stock compensation for services rendered to the Company;

d)             Management salaries

e)              Compensation expenses; and

f)               Payroll taxes

The decrease in general and administrative expenses for the year ended April 30, 2015 of $203,816 or 35.10%, was mainly due to the decrease in depreciation, designs, licenses, medical, moving, repair, office, postage, professional expense, public relation and insurance expense for the year ended April 30, 2015.

Selling and marketing expenses

Selling and Marketing Expenses	For the year ended April 30,		Dollar Change	Percentage Change
	2015	2014	2015 vs. 2014	2015 vs. 2014
Selling and Marketing Expenses	$ 34,303	$150,094	$ 115,791	77.15%

Selling expenses included:

a)              Commission paid to sales personnel;

b)             Traveling expenses related to sales;

c)              Freight expenses and

d)             Marketing expenditures.

e)              Trade show expenses

The decrease in selling and marketing expenses of $115,791 or 77.15%, during the year ended April 30, 2015 compared to that for the year ended April 30, 2014, was primarily due to commission on sales and freight associated with sales.

Other Income and Expenses

Other Income (Expenses)	For the year ended April 30,		Dollar Change	Percentage Change
	2015	2014	2015 vs. 2014	2015 vs. 2014
Other Income	$ 30,347	$ 41,252	$(10,905)	(26.43)%
Other Expense	$ (83,085)	$(74,899)	($8,186)	10.93%

Other income consisted of cancellation of debt by our vendors.

Other Expense consists of interest expense on notes payable, credit cards, line of credits and shareholders' loans. Our other expenses increased by $8,186 or 10.93%, during the year ended April 30, 2015.

Net Income (Loss)

Net Income (Loss)	For the year ended April 30,		Dollar Change	Percentage Change
	2015	2014	2015 vs. 2014	2015 vs. 2014
Net Income (Loss)	$(650,893)	$ (44,455)	$ (606,438)	1,364.16%

Based on the explanations described above, our net loss of $650,893 for the year ended April 30, 2015 increased by $606,438, or 1,364.16%, from net loss  $44,455 for the year ended April 30, 2014.

Liquidity and Capital Resources

Cash Flow	For the Years Ended April 30,
	2015	2014

Net cash provided by (used in) operating activities	$34,255	$(18,817)
Net cash provided by (used in) investing activities	$(0)	$(67,183)
Net cash provided by (used in) financing activities	$(23,190)	$ 83,392

As of April 30, 2015, we had $11,092 cash on hand, inventory $79,910 and net fixed assets of $48,359. As of April 30, 2015, our total current liabilities were $3,243,077, which were represented mainly by accounts payable of $658,792, accrued liabilities of $1,465,792, deposits from customers of $306,025, short-term debt of $110,481, notes payable of $219,500 to unrelated party, and short-term borrowings from shareholders totaling $471,112. At April 30, 2015, our current liabilities exceeded current assets by $3,152,075.

As of April 30, 2014, we had $27 cash on hand, an inventory of $93,949 and net fixed assets of $208,046. As of April 30, 2014, our total current liabilities were $2,754,845, which were represented mainly by accounts payable of $700,903, accrued liabilities of $1,219,783, deposits from customers of $2,000, short-term debt of $127,041, notes payable of $216,650 to unrelated party, and short-term borrowings from shareholders totaling $480,592. At April 30, 2014, our current liabilities exceeded current assets by $2,663,869.

Our operations provided $34,255 in operating activities for the year ended April 30, 2015 compared to that of $18,817 used for year ended April 30, 2014.

For the year ended April 30, 2015, we had invested zero dollars for equipment, designs & drawings and mold compared to $67,183 for the year ended April 30, 2014.

Financing activity used $23,190 in operating activities for the year ended April 30, 2015 compared to that of $83,392 provided for year ended April 30, 2014.

The Company had an accumulated deficit, as of April 30, 2015, of $8,368,686 compared to that for the year ended April 30, 2014, of $7,717,793.

Subsequent Events

Company filed Preliminary Proxy statement PRER 14C to approve the following

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

This was never approved as Company was not current in reporting.

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

On April 20, 2016 we agreed to an acquisition of the assets and business plan of Medical Innovation Holdings, Joint Venture for 351,000,000 shares and  to immediately sell our subsidiary Harbor Guard Boats, Inc. to Mr. Daniel Medina and Madhava Rao Mankal.  A definitive Stock Purchase Agreement was closed on April 26, 2016  During our consideration of the terms and further discussion we received $20,000 cash for payment of certain fees to auditors but no cash for the sale of Harbor Guard Boats, Inc.  The principals purchasing the Harbor Guard assets provided the retirement of 35, 000,000 shares of common stock of Medina and the assumption and release of a total of $1,225,192 in liabilities formerly consolidated with the medina financial statements.

Cash Payment

In the total consideration paid to us for the sale of Harbor Guard Boats Inc. we received no cash.  The terms of the sale provided that we receive for payment of Audit fees.

Medina International Holdings, Inc. Liabilities

At the time of the closing Medina International Holdings, Inc. held approximately $1,819,091 of liabilities.  These liabilities included approximately $23,677 on a line of credit with Wells Fargo Bank and Advanta, $176,163 of accounts payable,  $478,929 Notes Payable to various parties, and  $1,140,311 to Daniel Medina and Madhava Rao Mankal.

Harbor Guard Boats, Inc. Liabilities

At the time of the closing, Harbor Guard Boats, Inc. held approximately $1,225,192 of liabilities.  These liabilities included approximately $71,491 on a line of credit with Citi Bank, $173,264 of accounts payable,   $177,411 of Accrued Payroll Liabilities, $535,487 of Customer deposit, $69,020 of notes payable, $172,519 of shareholders loan and $26,000 in other liabilities.

Medina International Holdings, Inc.'s outstanding liabilities of accounts payable and promissory notes  amounting to $176,163 (detail this number) and $256,025 respectively remained on the books of  Medina International Holdings, Inc. All other liabilities in the sale of Harbor Guard Boats, Inc., being assumed by the Daniel Medina and Madhava Rao Mankal.

Divestiture Considerations

The terms of the sale did provide us  reduction of our overall debt by approximately $1,386,893, or approximately 76% of our total liabilities.  In addition, a future deferred payment of nearly $432,188 in outstanding notes may further reduce our liabilities by another 24% of our total liabilities if and when paid.  In total, the sale of Harbor Guard Boats, Inc. facilitates the reduction of our total liabilities as of the time of this report by approximately 76%.

Harbor Guard Boats, Inc. specialized in developing Rescue and Fire Rescue boats.

In evaluating the offer and sale of Harbor Guard Boats, Inc.. we considered many important factors including the current and on going negative cash flow of the operations, the difficulties encountered raising additional working capital in such a condition, including the extremely high cost of such capital, and the additional time and working capital needed to achieve positive cash flow and more favorable operating conditions. In addition to the operating factors, we also considered the approximately $1,140,311 of Officers payroll liabilities, $222,904.55 of notes payable relief to various parties, and $23,677 for additional credit card debt relief included as part of the consideration in the sale of Harbor Guard Boats, Inc. as relevant to our decision.

We believe that the sale of Harbor Guard Boats, Inc. may help shareholder value by allowing the company to refocus on new business.

Assumed Debt from which Medina International Holdings, Inc. has been released

The specific notes assumed by Daniel Medina and Madhava Rao Mankal in connection with the sale of Harbor Guard Boats, Inc. are summarized below, and has been released by the parties as to Medina.

MIHI recorded a gain on forgiveness of debt of $ 3,243,077 and $3,112,601 for the year ended April 30, 2015 and the nine months ended January 31, 2016, respectively on a pro forma basis as a result of the forgiveness of debt.

Pro forma financial information.

Medina International Holdings, Inc.

EXPLANATORY NOTE TO PRO FORMA FINANCIAL STATEMENTS

As of April 26, 2016, the Company completed  agreement pursuant to which the Company sold 100% of its interest in its subsidiary Harbor Guard Boats, Inc.,  to Daniel Medina and Madhava Rao Mankal, retiring 35,000,000 common shares of certain shareholders, obtaining releases of debt, and by which Medical Innovation Holdings Joint Venture acquired control of the company concurrent with vending in its business plan, assets, intellectual property and licenses for 351,000,000 restricted common shares. Company business plan, intellectual property and license is valued at $989,434 and it is written off due to impairment of asset. The pro forma financial information presented below has been derived from the financial statements of MIHI as of January 31, 2016 for balance sheet purposes as if the transaction took place on January 31, 2016. The pro forma statements of operations have been derived from the audited statement of operation for the year ended April 30, 2015 and the unaudited statement of operations for the nine months ended January 31, 2016 as if the transactions took place on May 1, 2014 and May 1, 2015.

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Balance Sheets

	January 31,2016	Proforma	Proforma	Proforma	April 26, 2016
	(Un-Audited)	Adjustments	Adjustments	Adjustments	Post Closing
	Pre-Closing	MIHI	HGB	MEDHOLD	MIHI
ASSETS
Cash	$33,822		$33,822		$-
Inventory	240,966		240,966		-
Total current assets	274,788		274,788		-

Fixed Assets:	745,742	412,729	333,013		-
Accumulated depreciation	(717,686)	(412,729)	304,957		-
Total property & equipment	28,056		28,056		-

Prepaid expenses & deposits	8,589		8,589		-
TOTAL ASSETS	$311,433	$ -	311,433		$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$349,427		173,254		176,173
Accrued liabilities	1,582,672	1,140,311	442,361
Short term debt	94,640	23,677	70,963		-
Customer Deposit	535,488		535,488		-
Notes payable	489,842	233,817			256,025
Related Parties - short-term borrowings from shareholders	492,730		492,730		-
Total current liabilities	3,544,799	1,397,805	1,714,796		432,198
Shareholders Equity
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on Janaury 31, 2016	360,000				360,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 shares issued and outstanding on January 31, 2016	5,609	3,500		35,100	37,209
Additional paid-in capital	4,907,950	(1,401,305)	(684,297)	954,334	6,579,292
Accumulated deficit	(8,506,925)		2,087,660	(989,434)	(7,408,699)
Total stockholders' equity (deficit)	(3,233,366)	(1,397,805)	1,403,363	-	(432,198)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$311,433	-	311,433		$-

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Statement of Operations
For the 12 Months Ended April 30, 2015

	12 Months
	Ended 4/30/2015	Proforma	Proforma	Proforma	Proforma
	Pre Closing	Adjustment	Adjustment	Adjustment	Post Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$ 239,059	$ 239,059	0		$ -
Cost of Goods Sold	258,409	258,409	0		$ -
Gross Profit (Loss)	(19,350)	19,350	0		-

General and administrative expenses	376,788	333,339	0		$ 43,449
Selling and marketing expenses	34,303	34,303	0		$ -
Write off Inventory	93,949	93,949	0		$ -
Write of Intangible Assets	73,765	-	989,434		$ 1,063,199
Income (Loss) from operations	(598,155)	(480,941)	(989,434)		1,106,648

Other income	30,347	30,347	0		$ -
Forgiveness of debt				3,243,077	$ 3,243,077
Interest expense	(83,085)	(28,043)	0		$ (55,042)
Net other (loss)	(52,738)	(2,304)	-	3,243,077	3,188,035
	-
Loss before income tax (expense) benefit	(650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Income tax (expense) benefit	-

Net Income (Loss)	$ (650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Net loss per share (Medina International Holdings, Inc.):
Basic	$ (0.01)	$ -	$ -		$ -
Diluted	$ (0.01)	$ -	$ -		$ -

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	372,090,117		372,090,117
Diluted	56,090,117	56,090,117	372,090,117		372,090,117

Note A:	$3,243,077 liability was transferred to Harbor Guard Boats is recorded as extinguishment of debt.
There is no tax liability because of Medina has net operating losses carried forward .

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Statement of Operations
For the Nine Months Ended January 31, 2016
(Unaudited)

	9 Months
	Ended 1/31/2016	Proforma	Proforma	Proforma	Proforma
	Pre Closing	Adjustment	Adjustment	Adjustment	Post Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$ 27,645	(27,645)	0		-
Cost of Goods Sold	74,521	(74,521)	0		-
Gross Profit (Loss)	(46,876)	46,876	0		-

General and administrative expenses	159,118	(152,125)	0		6,993
Selling and marketing expenses	960	(960)	0		-
Impairment of Assets	-	-	989,434		989,434
Income (Loss) from operations	(206,954)	199,961	989,434		996,427

Other income	94,038	(94,038)	0		-
Forgiveness of debt				3,112,601	3,112,601
Interest expense	(25,325)	(10,782)	0		(14,543)
Net other (loss)	68,713	(83,256)	0	3,112,601	3,098,058
	-
Loss before income tax (expense) benefit	138,241	116,705	989,434	3,112,601	2,101,631
Income tax (expense) benefit

Net Income (Loss)	$ 138,241	116,705	989,434	(3,112,601)	2,101,631
Net loss per share (Medina International Holdings, Inc.):
Basic	$ 0.00	$0.00	$0.00		0.00
Diluted	$ 0.00	$0.00	$0.00		0.00

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	351,000,000		372,090,117
Diluted	56,090,117	56,090,117	351,000,000		372,090,117

Note A:	$3,243,077 liability was transferred to Harbor Guard Boats is recorded as extinguishment of debt.
There is no tax liability because of Medina has net operating losses carried forward .

Going Concern

The Company's auditors have included "going concern" emphasis of matter paragraph in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has limited capital, debt in excess of $3,152,075, minimal other assets, accumulated deficit and a stockholders' deficiency as of April 30, 2015 .

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

As of April 30, 2015, we did not have any obligation under certain guarantees or contracts as defined above.

As of April 30, 2015, we did not have any retained or contingent interest in assets as defined above.

As of April 30, 2015, we did not hold derivative financial instruments, as defined by FASB statement No. 133.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of April 30, 2015, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2015, 2014 and 2013, we were not involved in any unconsolidated SPE transactions.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medina International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Medina International Holdings, Inc., and subsidiary as of April 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc., and subsidiary as of April 30, 2105, and the consolidated results of their operations and their consolidated cash flows for the year ended April 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had accumulated deficit of $8.37 million and a stockholders' deficit of $ 3.10 million as of April 30, 2015.  These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC

Los  Angeles, California
October 26, 2015

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY
Consolidated Balance Sheets

	April 30,	April 30,
	2015	2014
	(Audited)	(Audited)
ASSETS

Cash	$11,092	$27
Inventory	79,910	93,949
Other receivables	237,718	237,718
Reserve	(237,718)	(237,718)
Total other receivables	-	-
Total current assets	91,002	93,976

Fixed Assets:	745,640	836,140
Accumulated depreciation	(697,281)	(628,094)
Total property & equipment	48,359	208,046

Prepaid expenses & deposits	8,589	8,589

TOTAL ASSETS	$147,950	$310,611

LIABILITIES AND SHAREHOLDERS' DEFICIT

Accounts payable	$658,792	$700,902
Accrued liabilities	1,465,792	1,219,784
Short term debt	110,481	127,041
Customer Deposit	306,025	2,000
Stock committed to be issued	11,375	7,876
Notes payable	219,500	216,650
Related Parties - short-term borrowings from shareholders	471,112	480,592
Total current liabilities	3,243,077	2,754,845

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 30 shares authorized, 30 shares issued and outstanding on April 30, 2015 & 2014	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on April 30, 2015 & 2014	-	20,000
Common stock, $0.0001 par value, 500,000,000 shares authorized
56,090,117 shares issued and outstanding on April 30, 2015 and 2014	5,609	5,609
Additional paid-in capital	4,907,950	4,887,950
Accumulated deficit	(8,368,686)	(7,717,793)
Total stockholders' deficit	(3,095,127)	(2,444,234)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$147,950	$310,611

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the years ended April 30,
	2015	2014

Sales, net	$239,059	$2,124,657
Cost of Goods Sold	258,409	1,404,767
Gross profit	(19,350)	719,890

General and administrative expenses	376,788	580,604
Selling and marketing expenses	34,303	150,094
Write-off of inventory	93,949	-
Write-off of intangible assets	73,765	-
Income (loss) from operations	(598,155)	(10,808)

Other income - Gain on debt relief	30,347	41,252
Interest expense	(83,085)	(74,899)
Net other Income (expense)	(52,738)	(33,647)

Income (Loss) before income tax (expense) benefit	(650,893)	(44,455)
Income tax (expense) benefit	-	-

Net Income (Loss) from operations	$(650,893)	$(44,455)

Net Income (loss) per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic	56,090,117	56,055,502
Diluted	56,090,117	56,055,502

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	For Years Ended
	April 30,
	2015	2014
Cash flows from operating activities:
Net Income (loss)	$(650,893)	$(44,455)
Adjustments to reconcile net Income (loss) to net cash
used in operating activities:
Common stock for services	3,499	7,876
Depreciation expenses	85,922	101,659
Write of off Intangible Asset	73,765

Changes in operating assets and liabilities:
Decrease (Increase) in other receivable	-	10,000
Decrease (Increase) in inventory	14,040	99,799
Increase (decrease) in accounts payable	(42,111)	44,000
Increase (decrease) in accrued liabilities	246,008	288,802
Increase (decrease) in customer deposits	304,025	(536,583)
(Increase) decrease in prepaid expenses	-	10,085
Total adjustments	685,148	25,638
Net cash (used in) provided by operating activities	34,255	(18,817)

Cash flows from investing activities:
Purchase of property and equipment	-	(67,183)
Sale of asset	-	-
Net cash used in investing activities	-	(67,183)

Cash flows from financing activities:
Bank overdraft		(9,428)
Proceeds from notes payable	2,850	500
Proceeds/(Payments) from related party note payable		55,650
Net Proceeds/(Payments) from related party note payable shareholders	(9,480)	38,471
Net Proceeds/(Payments) on lines of credit & credit cards	(16,560)	(1,801)
	-
Net cash provided by (used in) financing activities	(23,190)	83,392

Net increase (decrease) in cash and equivalents	11,065	(2,608)

Cash and equivalents - beginning of period	27	2,635
Cash equivalents - end of period	$11,092	$27

Supplemental disclosure of cash flow information:
Interest Paid	$20,149	$17,909
Income Taxes Paid	$-	$-

Supplemental schedule of noncash investing and financing activities:
Stock issued for services	$ 3,500	$ 7,876

	The accompanying notes are an integral part of these financial statements

Medina International Holdings, Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity (Deficit)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2012	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,256,062)	$ (1,990,203)

Net loss								(417,276)	(417,276)

Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net gain								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)
Stock cancelled					(20)	$ (20,000)	$ 20,000		$ -
Net gain								(650,893)	(650,893)
Balance - April 30, 2015	56,090,117	5,609	30	360,000	-	-	4,907,950	(8,368,686)	(3,095,127)

The accompanying notes are an integral part of the financial statements

Medina International Holdings, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

April 30, 2015 and 2014

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

The Company, under its wholly owned subsidiary, Harbor Guard Boats, Inc. plans to manufacture and sell recreational and commercial boats

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On April 30, 2015, the Company's current liabilities exceeded its current assets by $3,152,075. Also, the Company's operations generated $239,059 in revenue during the year ended April 30, 2015 and the Company's accumulated deficit was $8,368,686.

Management devoted considerable effort during the period ended April 30, 2015 towards management of liabilities and improving operations. Management has taken various steps to revise its operating and financial requirements, and it believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiary were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of wholly owned subsidiary Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Advertising costs

Advertising costs are expensed as incurred.  The Company recorded  no advertisement costs in 2015 and 2014.

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

Income Taxes

	2015	2014
Accumulated Deficit	$8,368,686	$7,717,793
Deferred tax asset	$2,929,040	$2,701,227
Valuation Allowance	$227,813	$15,558

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

At April 30, 2015 and 2014 the Company had net operating loss carry forwards of approximately $8,368,686 and $7,717,793, respectively, which begin to expire in 2034. The deferred tax asset of approximately $2,929,040 and $2,701,227 in 2015 and 2014 respectively, created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2015 and 2014 was $227,813 and $15,558.

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

NOTE 4. TRADE RECEIVABLES

As of April 30, 2015 and 2014, we had no trade receivables.

NOTE 5. INVENTORY

As of April 30, 2015 and 2014, inventory consisted of the following:

Inventory	For the years ended April 30,
	2015	2014
Work in progress	$ 79,910	$93,949
Total inventory	$ 79,910	$ 93,949

NOTE 6. OTHER RECEIVABLES

Other Receivables	For the years ended April 30,
	2015	2014
Disposal of Subsidiary	$237,718	$237,718
Reserve	(237,718)	(237,718)
Sale of Spray booth
Total Receivables	$0	$ 0

At April 30, 2015 and 2014, the Company has provided a reserve in the amount of $237,718 due to non availability of financial statements of Wintec Protective Systems, Inc. Wintec Protective Systems, Inc. has defaulted the payment of $237,718 on March 28, 2015 per agreement. Company has sent letter to Wintec Protective Systems, Inc.  to pay the amount per settlement agreement.

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

NOTE 7. FIXED ASSETS

At April 30, 2015 and 2014, fixed assets consisted of the following:

Fixed Assets	For the years ended April 30,
	2015	2014

Machinery and equipment;
including molds & tools	$722,514	$722,514
Computers	13,535	13,535
Office equipments	9,591	9,591
Drawings	0	90,500
Total Property and equipment	745,640	836,140
Less accumulated depreciation	(697,281)	(628,094)
Fixed Assets, net	$ 48,359	$208,046

NOTE 8. PREPAID EXPENSES

As of April 30, 2015 and April 30, 2014, prepaid expenses included operating expenses and a vendor deposit in the amount of $8,589 and $8,589, respectively.

NOTE 9. ACCRUED LIABILITIES

Our accrued liabilities for the years ended April 30, 2015 and 2014 were as follows:

Accrued Liabilities	For the years ended April 30,
	2015	2014
Taxes	$22,433	$ 23,413
Interest - shareholders' loan	149,622	121,678
Interest - note payable	77,427	50,517
Accrued payroll	1,144,510	991,176
Other Accrued Expenses	45,800	0
Warranty liabilities	26,000	26,000
Total accrued liabilities	$1,465,792	$ 1,219,784

NOTE 10. SHORT-TERM DEBT

Short-term debt	For the years ended April 30,
	2015	2014

Loan - Financial Institution	$ 84,279	$ 94,887
Credit card	26,202	33,955
Total short-term debt	$110,481	$128,842

The Company has a loan from a financial institution, under which the Company may borrow up to $100,000 on an unsecured basis at an interest rate of 8.75% with monthly payments due. As of April 30, 2015 and 2014, the outstanding balance for this loan was $84,279 and $94,887 respectively.

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

NOTE 12. CUSTOMER DEPOSIT

Deposits from customers consisted of the following for the years ended April 30, 2015 and April 30, 2014:

Customer Deposit	For the years ended April 30,
	2015	2014

Deposit for commercial boats	$301,025	$ 0
Deposit for boatrecreation	$ 5,000	2,000
Total customer deposit	$306,025	$ 2,000

NOTE 13. NOTES PAYABLE

Notes Payable consisted of the following for the years ended April 30, 2015 and April 30, 2014:

Notes Payable	For the years ended April 30,
	2015	2014

Sri Krishna Mankal	$ 50,000	$ 50,000
Pavan Mankal	59,000	$ 50,000
Seshadri	110,500	$110,500
Total notes payable	$ 219,500	$ 216,650

At April 30, 2015, the Company had an unsecured note payable to Mr. Srikrishna Mankal, non affiliate, in the amount of $50,000, which bears no interest. Interest accrued to date on this note payable is $7,000 and is currently due. Note was amended May 5th, 2015 to include conversion feature to common stock with 25% discount on the closing bid price at the time of conversion to cover loan and interest. Note holder can convert at makers par value or 25% discount on market bid price, which ever is lower.

At April 30, 2015, the Company had an unsecured note payable to Mr. Pavan Mankal, non affiliate , in the amount of $59,000 includes interest of $4,000. Note was amended May 5th, 2015 to include conversion feature to common stock with discount on the closing bid price at the time of conversion to cover loan and interest. Note holder can convert at makers par value or 25% discount on market bid price, which ever is lower.

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

The convertible notes for $42,500 issued to Asher in August 1, 2011. This note carries interest of 8% per annum This note has been assigned in the name of Mr. Seshadri and is payable on demand. This note is convertible at the election of Mr. Seshadri from time to time after the issuance date. Due to the non-payment of the loan, the amount of principal and interest has become payable immediately at 150% of the outstanding balance. The note agreements contain covenants requiring Mr. Seshadri's written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Mr. Seshadri after the issuance date into an equivalent of the Company's common stock determined by 60% of the average of the three lowest closing bid prices of the Company's common stock during the ten trading days prior to the date the conversion notice is sent by Mr. Seshadri. We have provided $28,333 as interest expense loss on the above transaction. The note contains a BCF amount of $28,333 which is amortized over the term of the loan.

Above notes payable to C S Seshadri bears 8% interest per annum and currently due. Interest accrued to date on these notes payable is $70,427.

The Company has another Note payable for $20,000 which is payable on demand. Loan do not provide for any interest.

Company has a right to issue additional common stocks without further shareholders' approval. Our authorized and unissued shares can be used by management to oppose a hostile takeover attempt, delay or prevent changes of control, or changes in or removal of management.

NOTE 14. SHAREHOLDER LOANS

Shareholder loans consisted of the following for the years ended April 30, 2015 and April 30, 2014:

Shareholders' Loans	For the years ended April 30,
	2015	2014

Daniel Medina, President	$285,881	$ 275,269
Madhava Rao Mankal, CFO	185,231	205,323
Total shareholders' loan	$471,112	$480,592

Shareholder loans are unsecured, bear interest at10% per annum, and are due on demand. From time to time, shareholders are involved in funding operations. These funds are provided and collected on  as needed basis.

NOTE 15. STOCKHOLDERS' EQUITY

Common Stock

The Company has been authorized to issue, 500,000,000 shares of common stock with a par value of $0.0001. The Company had 56,090,117 shares of its common stock issued and outstanding on April 30, 2015.

During the year period ended April 30, 2015, the Company committed to issue 200,000 shares of its common stock to its independent directors for services, at various fair values for a total amount of $3,500 which were expensed in financial statement.

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

Series B Convertible, Redeemable Preferred Stock; 100 shares designated; $1,000 per share stated value; Each one share of Series B is convertible into 0.20% of the outstanding common shares at time of conversion; convertible at any time; Redeemable by the Company in whole or in part at any time, at a price equal to the greater of (a) $1,000 per share or (b) the market value of the common into which the Series B is convertible on the date of redemption. Preferential liquidation rights to common, whereby Series B would receive up to150% of invested capital upon liquidation; voting rights equal to common, in an amount of shares that Series B could be converted. 20 shares of Series B preferred issued was subsequently cancelled in April 2015.

NOTE 16. COMMITMENTS

Operating Leases

As of April 30, 2015, we did not own any properties. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Ontario, CA, 91761. The lease to the Ontario facility expires on June 30, 2016, and calls for monthly payments, initially at $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

Our consolidated contractual obligations as of April 30, 2015, are as follows:

Operating Lease Obligation	Amount
April 30, 2016 May 2016 - June 2016	67,320 11,220
Total operating lease obligation	$ 78,540

The Company has license agreements with a Mr. Albert Mardikian, related party allowing his technology to be utilized in the manufacture of its boats, along with $1,500 per boat towards royalty payments.

NOTE 17.  SUBSEQUENT EVENT (UNAUDITED)

Company filed Preliminary Proxy statement PRER 14C to approve the following

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

This was never approved as Company was not current in reporting.

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

On April 20, 2016 we agreed to an acquisition of the assets and business plan of Medical Innovation Holdings, Joint Venture for 351,000,000 shares and  to immediately sell our subsidiary Harbor Guard Boats, Inc. to Mr. Daniel Medina and Madhava Rao Mankal.  A definitive Stock Purchase Agreement was closed on April 26, 2016  During our consideration of the terms and further discussion we received $20,000 cash for payment of certain fees to auditors but no cash for the sale of Harbor Guard Boats, Inc.  The principals purchasing the Harbor Guard assets provided the retirement of 35, 000,000 shares of common stock of Medina and the assumption and release of a total of $1,225,192 in liabilities formerly consolidated with the medina financial statements.

Cash Payment

In the total consideration paid to us for the sale of Harbor Guard Boats Inc. we received no cash.  The terms of the sale provided that we receive for payment of Audit fees.

Medina International Holdings, Inc. Liabilities

At the time of the closing Medina International Holdings, Inc. held approximately $1,819,091 of liabilities.  These liabilities included approximately $23,677 on a line of credit with Wells Fargo Bank and Advanta, $176,163 of accounts payable,  $478,929 Notes Payable to various parties, and  $1,140,311 to Daniel Medina and Madhava Rao Mankal.

Harbor Guard Boats, Inc. Liabilities

At the time of the closing, Harbor Guard Boats, Inc. held approximately $1,225,192 of liabilities.  These liabilities included approximately $71,491 on a line of credit with Citi Bank, $173,264 of accounts payable,   $177,411 of Accrued Payroll Liabilities, $535,487 of Customer deposit, $69,020 of notes payable, $172,519 of shareholders loan and $26,000 in other liabilities.

Medina International Holdings, Inc.'s outstanding liabilities of accounts payable and promissory notes  amounting to $176,163 (detail this number) and $256,025 respectively remained on the books of  Medina International Holdings, Inc. All other liabilities in the sale of Harbor Guard Boats, Inc., being assumed by the Daniel Medina and Madhava Rao Mankal.

Divestiture Considerations

The terms of the sale did provide us  reduction of our overall debt by approximately $1,386,893, or approximately 76% of our total liabilities.  In addition, a future deferred payment of nearly $432,188 in outstanding notes may further reduce our liabilities by another 24% of our total liabilities if and when paid.  In total, the sale of Harbor Guard Boats, Inc. facilitates the reduction of our total liabilities as of the time of this report by approximately 76%.

Harbor Guard Boats, Inc. specialized in developing Rescue and Fire Rescue boats.

In evaluating the offer and sale of Harbor Guard Boats, Inc.. we considered many important factors including the current and on going negative cash flow of the operations, the difficulties encountered raising additional working capital in such a condition, including the extremely high cost of such capital, and the additional time and working capital needed to achieve positive cash flow and more favorable operating conditions. In addition to the operating factors, we also considered the approximately $1,140,311 of Officers payroll liabilities, $222,904.55 of notes payable relief to various parties, and $23,677 for additional credit card debt relief included as part of the consideration in the sale of Harbor Guard Boats, Inc. as relevant to our decision.

We believe that the sale of Harbor Guard Boats, Inc. may help shareholder value by allowing the company to refocus on new business.

Assumed Debt from which Medina International Holdings, Inc. has been released

The specific notes assumed by Daniel Medina and Madhava Rao Mankal in connection with the sale of Harbor Guard Boats, Inc. are summarized below, and has been released by the parties as to Medina.

MIHI recorded a gain on forgiveness of debt of $ 3,243,077 and $3,112,601 for the year ended April 30, 2015 and the nine months ended January 31, 2016, respectively on a pro forma basis as a result of the forgiveness of debt.

Pro forma financial information.

Medina International Holdings, Inc.

EXPLANATORY NOTE TO PRO FORMA FINANCIAL STATEMENTS

As of April 26, 2016, the Company completed  agreement pursuant to which the Company sold 100% of its interest in its subsidiary Harbor Guard Boats, Inc.,  to Daniel Medina and Madhava Rao Mankal, retiring 35,000,000 common shares of certain shareholders, obtaining releases of debt, and by which Medical Innovation Holdings Joint Venture acquired control of the company concurrent with vending in its business plan, assets, intellectual property and licenses for 351,000,000 restricted common shares. Company business plan, intellectual property and license is valued at $989,434 and it is written off due to impairment of asset. The pro forma financial information presented below has been derived from the financial statements of MIHI as of January 31, 2016 for balance sheet purposes as if the transaction took place on January 31, 2016. The pro forma statements of operations have been derived from the audited statement of operation for the year ended April 30, 2015 and the unaudited statement of operations for the nine months ended January 31, 2016 as if the transactions took place on May 1, 2014 and May 1, 2015.

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Balance Sheets

	January 31, 2016	Proforma	Proforma	Proforma	April 26, 2016
	(Un-Audited)	Adjustments	Adjustments	Adjustments	Post Closing
	Pre-Closing	MIHI	HGB	MEDHOLD	MIHI
ASSETS
Cash	$33,822		$33,822		$-
Inventory	240,966		240,966		-
Total current assets	274,788		274,788		-

Fixed Assets:	745,742	412,729	333,013		-
Accumulated depreciation	(717,686)	(412,729)	304,957		-
Total property & equipment	28,056		28,056		-

Prepaid expenses & deposits	8,589		8,589		-
TOTAL ASSETS	$311,433	$ -	311,433		$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$349,427		173,254		176,173
Accrued liabilities	1,582,672	1,140,311	442,361
Short term debt	94,640	23,677	70,963		-
Customer Deposit	535,488		535,488		-
Notes payable	489,842	233,817			256,025
Related Parties - short-term borrowings from shareholders	492,730		492,730		-
Total current liabilities	3,544,799	1,397,805	1,714,796		432,198
Shareholders Equity
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on Janaury 31, 2016	360,000				360,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 shares issued and outstanding on January 31, 2016	5,609	3,500		35,100	37,209
Additional paid-in capital	4,907,950	(1,401,305)	(684,297)	954,334	6,579,292
Accumulated deficit	(8,506,925)		2,087,660	(989,434)	(7,408,699)
Total stockholders' equity (deficit)	(3,233,366)	(1,397,805)	1,403,363	-	(432,198)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$311,433	-	311,433		$-

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Statement of Operations
For the 12 Months Ended April 30, 2015

	12 Months Ended
	4/30/2015	Proforma	Proforma	Proforma	Proforma
	Pre Closing	Adjustment	Adjustment	Adjustment	Post Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$ 239,059	$ 239,059	0		$ -
Cost of Goods Sold	258,409	258,409	0		$ -
Gross Profit (Loss)	(19,350)	19,350	0		-

General and administrative expenses	376,788	333,339	0		$ 43,449
Selling and marketing expenses	34,303	34,303	0		$ -
Write off Inventory	93,949	93,949	0		$ -
Write of Intangible Assets	73,765	-	989,434		$ 1,063,199
Income (Loss) from operations	(598,155)	(480,941)	(989,434)		1,106,648

Other income	30,347	30,347	0		$ -
Forgiveness of debt				3,243,077	$ 3,243,077
Interest expense	(83,085)	(28,043)	0		$ (55,042)
Net other (loss)	(52,738)	(2,304)	-	3,243,077	3,188,035
	-
Loss before income tax (expense) benefit	(650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Income tax (expense) benefit	-

Net Income (Loss)	$ (650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Net loss per share (Medina International Holdings, Inc.):
Basic	$ (0.01)	$ -	$ -		$ -
Diluted	$ (0.01)	$ -	$ -		$ -

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	372,090,117		372,090,117
Diluted	56,090,117	56,090,117	372,090,117		372,090,117

Note A:	$3,243,077 liability was transferred to Harbor Guard Boats is recorded as extinguishment of debt.
There is no tax liability because of Medina has net operating losses carried forward .

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Statement of Operations
For the Nine Months Ended January 31, 2016
(Unaudited)
	9 Months Ended
	1/31/2016	Proforma	Proforma	Proforma	Proforma
	Pre Closing	Adjustment	Adjustment	Adjustment	Post Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$ 27,645	(27,645)	0		-
Cost of Goods Sold	74,521	(74,521)	0		-
Gross Profit (Loss)	(46,876)	46,876	0		-

General and administrative expenses	159,118	(152,125)	0		6,993
Selling and marketing expenses	960	(960)	0		-
Impairment of Assets	-	-	989,434		989,434
Income (Loss) from operations	(206,954)	199,961	989,434		996,427

Other income	94,038	(94,038)	0		-
Forgiveness of debt				3,112,601	3,112,601
Interest expense	(25,325)	(10,782)	0		(14,543)
Net other (loss)	68,713	(83,256)	0	3,112,601	3,098,058
	-
Loss before income tax (expense) benefit	138,241	116,705	989,434	3,112,601	2,101,631
Income tax (expense) benefit

Net Income (Loss)	$ 138,241	116,705	989,434	(3,112,601)	2,101,631
Net loss per share (Medina International Holdings, Inc.):
Basic	$ 0.00	$0.00	$0.00		0.00
Diluted	$ 0.00	$0.00	$0.00		0.00

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	351,000,000		372,090,117
Diluted	56,090,117	56,090,117	351,000,000		372,090,117

Note A:	$3,243,077 liability was transferred to Harbor Guard Boats is recorded as extinguishment of debt.
There is no tax liability because of Medina has net operating losses carried forward .

NOTE 18. LITIGATION

As of April 30, 2015, neither the Company nor any member of  management  was a party to any legal proceedings.

NOTE 19. CONTINGENT LIABILITY

On February 10, 2012, Medina International Holdings, Inc. ("the Company"), its subsidiaries, Modena Sports Design, LLC, which is now Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties").

The Settlement Agreement provides for the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year using the 24' and 26' mold provided by Mr. Albert Mardikian. If 4 or less boats are manufactured the Company does not have to pay the contingency payment. If 5 or more boats are manufactured using the 24' and 26' mold provided by Mr. Albert Mardikian, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement. The Company did not manufacture any such boats during the year ended April 30, 2015.

Further, the Settlement Agreement provides for the Company and Harbor Guard Boats to pay off a credit line that Mr. Mardikian is a signatory on totaling $94,932 and the payments are to be made as set forth in the Settlement Agreement.

Pursuant to the Settlement Agreement, once the contingency payments made by the Company and Harbor Guard Boats total $250,000 and the credit line has been paid in full, the Mardikian Parties will return to the Company 5,500,000 shares of the Company's common stock held by the Mardikian Parties. We did not sell any boats which meets under this settlement agreement.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As required by SEC Rule 15d-15(b), Mr. Daniel Medina, our President and Mr. Madhava Rao Mankal our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of April 30, 2015.

The Company, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2015.  Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of April 30, 2015.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended April 30, 2015.  We believe that internal control over financial reporting is not effective because of the small size of the business and lack of segregation of duties.  We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The Company's directors and executive officers, their ages, and positions held are as follows:

Name	Age	Position

Daniel Medina	60	President & Director
Madhava Rao Mankal	64	Chief Financial Officer & Director
Michael J. Gallo	49	Director
John Erich Lewis	57	Director

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

MICHAEL J. GALLO, Director

Michael "Mike" J. Gallo began his professional career in 1980 as a United States Air Force Officer stationed at the former Norton Air Force Base in San Bernardino, California.  He designed and managed a variety of base facility and airfield construction projects and directed mobility deployment forces to establish remote airfields and base operations worldwide.  After serving his country, Mike joined TRW Ballistic Missiles Division to support the USAF in the development and deployment of the Peacekeeper and Small ICBM Weapon Systems as manager of the Systems Design and Cost organization.  In 1989, Mike served as the Director of Program Control for the TRW Launch Services Organization, supporting commercial access to space initiatives for the emerging global telecommunications satellite industry.

In 1993, Mike co-founded Kelly Space & Technology, Inc., now celebrating over 21 years in business, conducting aerospace research, development and testing at the former Norton Air Force Base, where he oversees the day-to-day operations of the Company and provides leadership to the development and commercialization of the Company's technology.  As an inventor and technology developer, Mike has led the implementation of science, technology, engineering and mathematics (STEM) education programs, training initiatives and industry associations designed to strategically drive economic growth.

For over 30 years, Mike has served in top leadership roles for many local business, education, non-profit and community based organizations.  In 2010, Mike founded Technical Employment Training, Inc., a non-profit business and education partnership, providing intensive skills training where students earn national industry certifications within an on-the-job training environment and are placed into high-demand careers.

In November 2011, Mike was elected to the San Bernardino City Unified School District Board of Education where he serves as President, focusing on strengthening our schools to inspire, engage and prepare students for success in college and careers.  Mike has developed tangible business-education partnerships that provide relevant, exciting, hands-on, applied learning instruction and training as an essential component of effective academic instruction to improve student engagement, academic growth, scholastic achievement and career readiness.

Mike was also appointed by Governor Brown to the California Workforce Investment Board in 2012 where he serves as Chairman of the Career Pathways and Education Committee and member of the Executive Board.  Mike is focused on innovation, technology development and aligning Education, Workforce Investment and Economic Development as the passport to prosperity for our communities.  Mike believes that it is critical to the future of our Nation to be steadfast in creating a technologically-literate, high-quality, skilled workforce able to meet the occupational demands of a globally-competitive economy.

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

Employment Agreements

The Company has entered into employment agreements for a five year term, commencing on July 1st, 2008 which expired on June 30, 2013, with each of the key executive officers. Agreements have been extended further period of two years ended April 30, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company's most highly compensated executive officers for the fiscal years ended April 30, 2015, 2014, and 2013 the "Named Executive Officers"):

SUMMARY EXECUTIVES COMPENSATION TABLE
Name & Position	Year	Salary	Bonus	Stock awards	Option awards	None Equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Daniel Medina,	2015	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000
Director &	2014	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000
President	2013	$168,000	$ -	$-	$ -	$ -	$ -	$ -	$168,000

Madhava Rao Mankal,	2015	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000
Director &	2014	$120,000	$ -	$ -	$ -	$ -	$ -	$ -	$120,000
CFO	2013	$148,000	$ -	$-	$ -	$ -	$ -	$ -	$148,000

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

No options were issued or exercised during the fiscal years ended April 30, 2015 and 2014.

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

 Long Term Incentive Plans - Awards in Last Fiscal Year

None.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended April 30, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Options awards plan compensation ($)	Non qualified, non-equity incentive earnings ($)	Deferred compensation($)	All other ($)	Total

Daniel Medina, Director & President	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Madhava Rao Mankal, Director & CFO	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Mike Gallo, Director	$ -	$ 1,750	$ -	$ -	$ -	$ -	$1,750

John Erich Lewis, Director	$ -	$ 1,750	$ -	$ -	$ -	$ -	$1,750

Total	$ -	$ 3,500	$ -	$ -	$ -	$ -	$ 3,500

(1)            The Company committed to issued 100,000 shares to Mr. Mike Gallo and 100,000 to John Erich Lewis toward services as Directors of the Company for the year ended April 30, 2015, valued at $3,500. These shares were valued based on the closing market price at the time of accrual.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2015, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in "MANAGEMENT--Director and Executive Compensation," and (c) all our directors and executive officers as a group.

The percentages are based on 56,090,117 shares of common stock issued and outstanding as of April 30, 2015.

Name, Address & Nature of Beneficial Owner	Title of Class	Shares	Percent of Class
Daniel Medina, Director & President, 191 Kettering Dr., Ontario, CA 91761	Common Stock	12,220,667	21.79%

Madhava Rao Mankal, Director & CFO 191 Kettering Dr., Ontario, CA 91761	Common Stock	12,271,667	21.88%

Mike Gallo, Director, 294 South Leland Norton Way, San Bernardino, California 92408	Common Stock	293,750	0.52%

John Erich Lewis, Director 191 Kettering Dr., Ontario, CA 91761	Common Stock	521,250	0.93%

Albert Mardikian, 45 Goleta Ave, Corona Del Mar, CA 92625	Common Stock	11,995,667	21.39%

Total Officers & Directors, as a group (5 Individuals)		37,303,001	66.49%

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

The Company has entered into employment agreements for a five year term, commencing on July 1st, 2008 which expired on June 30, 2013, with each of the key executive officers at an annual salary of $10,000 for each of the key executive for 2014 and 2015.This amount is included in accrued payroll. Due to the lack of revenues and availability of cash, executive officers have received some of their compensation in the form of Common Stock of the Company and/or have accrued their compensation to be paid when cash is available.

Transactions with Management and Others

Year Ended April 30, 2015

The Company committed 200,000 unregistered securities during the fiscal year ended April 30, 2015. The following presents the purpose for the issuance of unregistered securities:

Person/Entity	No. of Common Stock	Purpose
Board of Directors	200,000	Fees for two independent Directors

No other shares were issued and/or committed during the year ended April 30, 2015.

Year Ended April 30, 2014

At April 30, 2015, the Company had 30 shares of Series 'A' Preferred Stock issued and outstanding in the name of  Mr. Mankal and Mr. Medina, CFO and President of the Company.

During the year period ended April 30, 2015, the Company had issued 20 Series 'B' Preferred shares which was subsequently cancelled.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

MJF& Associates, APC, Los Angeles, California is the Company's principal auditing/ accountant firm for the year ended April 30, 2015 and 2014.

Audit Fees.

Audit and Review fees for the year ended April 30, 2015 and April 30, 2014 was $15,000 and $20,657 respectively.

There were no other fees in 2015 and 2043 paid to Auditors or Auditors affiliates.

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

MEDINA INTERNATIONAL HOLDINGS, INC.
(Registrant)

Dated: May 3, 2016	By:/s/ Daniel Medina
Daniel Medina,
President & Director
(Principal Executive Officer)

Dated: May 3, 2016	By:/s/ Madhava Rao Mankal
Madhava Rao Mankal,
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act  of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 3, 2016	By:/s/ Daniel Medina
Daniel Medina,
President & Director

Dated: May 3, 2016	By:/s/ Madhava Rao Mankal
Madhava Rao Mankal,
Chief Financial Officer and Director

Dated: May 3, 2016	By:/s/ John Erich Lewis
John Erich Lewis, Director