Form 10-Q
period 2015-07-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-13
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of July 31, 2015, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31,	April 30,
	2015	2015
	(Un-Audited)	(Audited)
ASSETS

Cash	$34,128	$11,092
Inventory	139,346	79,910
Receivables	237,718	237,718
Reserve	(237,718)	(237,718)
Total Receivables	-	-
Total current assets	173,474	91,002

Fixed Assets:	745,742	745,640
Accumulated depreciation	(711,312)	(697,281)
Total property & equipment	34,430	48,359

Prepaid expenses & deposits	8,589	8,589

TOTAL ASSETS	$216,493	$147,950

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$386,661	$658,792
Accrued liabilities	1,520,465	1,465,792
Short term debt	105,362	110,481
Customer Deposit	451,538	306,025
Stock committed to be issued	11,875	11,375
Notes payable	475,525	219,500
Related Parties - short-term borrowings from shareholders	488,292	471,112
Total current liabilities	3,439,718	3,243,077

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 and 30 shares issued and outstanding on July 31, 2015 & April 30, 2015	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized, 20 shares issued and outstanding as on July 31, 2015 & April 30, 2015		-
Common stock, $0.0001 par value, 500,000,000 shares authorized	5,609	5,609
56,090,117 shares issued and outstanding on July 31, 2015 & April 30, 2015
Additional paid-in capital	4,907,950	4,907,950
Accumulated deficit	(8,496,784)	(8,368,686)
Total stockholders' equity (deficit)	(3,223,225)	(3,095,127)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$216,493	$147,950

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the three months ended July 31,
	2015	2014

Sales, net	$27,645	$57,491
Cost of Goods Sold	53,653	65,522
Gross profit (loss)	(26,008)	(8,031)

General and administrative expenses	87,791	96,321
Selling and marketing expenses	2,485	4,879
Write-off of assets	-	-
Income (loss) from operations	(116,284)	(109,231)

Other income	4,617	-
Interest expense	(16,431)	(24,583)
Net other Income (loss)	(11,814)	(24,583)

Loss before income tax (expense) benefit	(128,098)	(133,814)
Income tax (expense) benefit	-	-

Net Gain (Loss) from operations	$(128,098)	$(133,814)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117
Diluted	56,090,117	56,090,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For Three Months Ended
	July 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(128,098)	$(133,814)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock subscription payable	500	1,999
Depreciation expenses	16,929	24,558
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	-	-
Decrease (Increase) in other receivable	-	(10,060)
Decrease (Increase) in inventory	(59,436)	-
Increase (decrease) in accounts payable	(13,106)	41,026
Increase (decrease) in accrued liabilities	54,673	71,936
Increase (decrease) in customer deposits	145,513	-
(Increase) decrease in prepaid expenses	-	-
Total adjustments	142,073	129,459
Net cash (used) received in operating activities	10,975	(4,355)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Bank overdraft	-	-
Proceeds/(Payments) from notes payable	(5,119)	4,797
Proceeds/(Payments) from related party note payable shareholders	17,180	11,399
Proceeds/(Payments) on lines of credit & credit cards		(604)
Net cash provided (used) by financing activities	12,061	15,592

Net increase (decrease) in cash and cash equivalents	23,036	11,237

Cash and cash equivalents - beginning of period	11,092	27
Cash and cash equivalents - end of period	$34,128	$11,264

Supplemental disclosure of cash flow information:
Interest Paid	$7,784	$7,784
Taxes Paid	$-	$-

Supplemental schedule of noncash investing and financing activities:
Stock issued for services	$ 1,999	$ 1,999

	The accompanying notes are an integral part of these financial statements

Medina International Holdings, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net gain								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)
Net gain								(650,893)	(650,893)
Balance - April 30, 2015	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(8,368,686)	(3,095,127)
Net loss								(128,098)	(128,098)
Balance - July 31, 2015	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(8,496,784)	(3,223,225)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 2015

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

The Company, under its wholly owned Subsidiary, Harbor Guard Boats, Inc., plans to manufacture and sell recreational and commercial boats.

The Company acquired Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2009 changed its name to Harbor Guard Boats, Inc.

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2015. It is management's opinion that when the interim financial statements are read in conjunction with the April 30, 2015 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medina International Holdings, Inc. and its Subsidiary were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of Subsidiary, Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On July 31, 2015, the Company's current liabilities exceeded its current assets by $3,266,244. Also, the Company's operations generated $27,645 revenue during the three months ended July 31, 2015 and the Company's accumulated deficit at July 31, 2015 is $8,496,784.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended July 31, 2015 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its Subsidiary were prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and include the assets, liabilities, revenues, and expenses of our two wholly owned Subsidiary, Harbor Guard Boats, Inc., and Medina Marine, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the three months ended July31, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of July 31, 2015, inventory consisted of the following:

Item	July 31, 2015
Work in progress	$139,346
Total Inventory	$139,346

NOTE 4. OTHER RECEIVABLES

As of July 31, 2015, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	$$0

At July 31, 2015, the Company has provided a reserve in the amount of $237,718 due to non availability of financial statements of Wintec Protective Systems, Inc. Wintec Protective Systems, Inc. has defaulted the payment of $237,718 on March 28, 2014 per agreement. Company has sent letter to Wintec Protective Systems, Inc. to pay the amount per settlement agreement

Entry in Settlement Agreement - Disposition of Subsidiary

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

NOTE 5. FIXED ASSETS

As of July 31, 2015 Property and equipment consisted of the following:

Property and Equipment	July 31, 2014
Machinery and equipment, including molds & tools	$722,514
Computers	13,535
Furniture and fixtures	3,611
Office equipment	5,480
Fire extinguisher	500
Total property and equipment	$745,742
Less: Accumulated Depreciation	(711,312)
Total Property and equipment	$34,430

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of July 31, 2015, prepaid expenses and other assets included prepaid operating expenses and vendor deposit in the amount of $8,589.

NOTE 7. ACCRUED LIABILITIES

As of July 31, 2015 accrued liabilities consisted of the following:

Accrued Liabilities	July 31, 2015
Interest - shareholder loan	$156,543
Interest - notes payable	82,405
Payroll and taxes	16,185
Payroll liabilities	1,198,532
Other accrued	40,800
Warranty liabilities	26,000
Total Accrued liabilities	$1,520,465

NOTE 8. SHORT-TERM DEBT

As of July 31, 2015 short term debt consisted of the following:

Short-Term Debt	July 31, 2015
Line of credit - CITI	$79,493
Credit cards	25,869
Total	$105,362

As of July 31, 2015, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis. The outstanding balance as of July 31, 2015 was $79,492.80.

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

NOTE 11. NOTE PAYABLE

As of July 31, 2015 notes payable consisted of the following:

Notes Payable	July 31, 2015
Mr. SriKrishna Mankal	$50,000
Mr. Pavan Mankal	59,000
Mr. Seshadri Chengi	110,500
Mr. Mike Littman	256,025
Total notes payable	$ 475,525

At April 30, 2015, the Company had an unsecured note payable to Mr. Srikrishna Mankal, non-affiliate, in the amount of $50,000, which bears an 8% interest per annum and currently due. Interest accrued to date on this note payable is $7,000. Due to negotiation with Mr. Srikrishna Mankal, the accrual for interest on the said loan was mutually agreed to cease from August 1, 2012. Note was amended on July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

At April 30, 2015, the Company had an unsecured note payable to Mr. Pavan Mankal, non-affiliate, in the amount of $59,000, which bears an 8% interest per annum and currently due. Note was amended July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

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

At July 31, 2015, the Company had an unsecured note payable to Mr. Mike Littman, non-affiliate, in the amount of $256,025, which bears an 1% interest per annum and currently due. Note dated June 18, 2015 shall be converted at the Holders option, to Common Stock, in whole or part at 60% of the volume weighted average price for 5 days prior to conversion so long as the conversion does not cause the Holder to become an affiliate, 10% or greater shareholder.

NOTE 12. SHAREHOLDERS' LOANS

As of July 31, 2015 shareholders loans consisted of the following:

Shareholders' Loans	July 31, 2015
Daniel Medina, President & Director	$296,446
Madhava Rao Mankal, Chief Financial Officer & Director	191,845
Total Shareholders' Loans	$488,292

Shareholder's loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 13. CONTINGENT LIABILITY

On February 10, 2012, Medina International Holdings, Inc. ("the Company"), its Subsidiary, Modena Sports Design, LLC, Harbor Guard Boats, Inc., its officers and directors, Madhava Rao Mankal and Daniel Medina, entered into a Settlement Agreement and Mutual Release ("the Settlement Agreement") with Albert Mardikian, MGS Grand Sport, Inc., and Mardikian Design and Associates ("the Mardikian Parties").

The Settlement Agreement provides for a the Company and Harbor Guard Boats to pay the Mardikian Parties up to $250,000 starting January 1, 2012, as a contingency payment. The contingency payment is based on the collective sale of the boats manufactured per calendar year using the 24' and 26' mold provided by Mr. Albert Mardikian. If 4 or less boats are manufactured the Company does not have to pay the contingency payment. If 5 or more boats are manufactured using the 24' and 26' mold provided by Mr. Albert Mardikian, the Company shall make payments towards the contingency payment as set forth in the Settlement Agreement. NO boat was sold during this quarter.

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

NOTE 14. STOCKHOLDERS' EQUITY

50,000 common shares committed to be issued during the three months period to three independent members of the board of directors for services valued at $500 at $.01 market share price

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of July 31, 2015, we did not own any properties. We moved our Company's activities, including all Subsidiary, from Corona, California to Ontario, California in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

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

NOTE 17. LITIGATION

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

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

The Company, under its two wholly owned Subsidiary, Harbor Guard Boats, Inc. and Medina Marine, Inc., plans to manufacture and sell recreational and commercial boats.

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

RESULTS OF OPERATION

For the Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014

The Company recognized $27,645 in revenues during the three months ended July 31, 2015 as compared to $57,491 for the three months period ended July 31, 2014, resulting in an decrease in sales during the quarter of $29,846 or 51.91% mainly services.

Our cost of goods sold for the three months ended July 31, 2015 was $53,653 compared to $65,522 during the three months ended July 31, 2014. The decrease in cost of goods sold of $11,869 or % 18.11 was a result of decrease in deprecation cost.

Our gross loss on goods sold for the three months ended July 31, 2015 was $26,008 compared to $8,031 loss during the three months ended July 31, 2014. The increase in gross loss of $17,977 or 223.84 % was a result of decrease in sales.

During the three months ended July 31, 2015, we incurred general and administrative expenses of $87,791 compared to $96,321 during the three months ended July 31, 2014. The decrease in general and administrative expenses for the three months period ended July 31, 2015 of $8,530 or 8.86% was mainly due to the decrease in depreciation and utilities.

During the three months ended July 31, 2015, the Company incurred selling and marketing expenses of $2,485 compared to $4,879 during the three months ended July 31, 2014. The decrease of $2,394 or 49.06% in selling expenses was primarily due to the decrease in consulting and shipping.

Interest expense decreased by $8,152 or 33.16% for the three month period ended July 31, 2015. The Company incurred $16,431 for the three month period ended July 31, 2015 compared to $24,583 the three month period ended July 31, 2014. Decreases in interest expenses was mainly due to credit card interest.

During the three months ended July 31, 2015, the Company recognized a net loss of $128,098 compared to net loss of $133,814 during the three months ended July 31, 2014. Decrease in net income of $5,716 or 4.27% was result of decrease in administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2015, the Company had $34,128 cash on hand, an inventory of $139,346 and net property and equipment of $34,430. The Company's total current liabilities were $3,439,718 as of July 31, 2015, which was represented mainly accounts payable of $386,661, accrued liabilities of $1,520,465, short-term debt of $105,362, notes payable of $475,525 and short-term borrowings from shareholders totaling $488,292. At July 31, 2015, the Company's current liabilities exceeded current assets by $3,266,244.

The Company provided $10,975 in operating activities for the three months period ended July 31, 2015 compared to $4,355 provided for three month period ended July 31, 2014.

During the six months period ended July 31, 2015, the Company provided $12,061 in financing activities includes loan in the amount of $17,180 from related party.  The Company made payments includes $5,119 towards the lines of credits and credit cards.

The Company did not invest in investing activities for the three months period ended July 31, 2015 and July 31, 2014.

The Company has an accumulated deficit, as of July 31, 2015, of $8,496,784.

Going Concern

The Company's auditors have issued a "going concern" qualification independent registered public accounting firm's report on the Company's financial statements as part of their opinion in the Audit Report. For the year ended April 30, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability of the Company to continue as a "going concern."

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

As of July 31, 2015, we do not have any obligation under certain guarantees or contracts as defined above.

As of July 31, 2015, we do not have any retained or contingent interest in assets as defined above.

As of July 31, 2015, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of July 31, 2015, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2015 and April 30, 2014, we were not involved in any unconsolidated SPE transactions.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended July 31, 2015. We believe that internal control over financial reporting is not effective because of the small size of the business and lack of segregation of duties. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

During the period of May 1, 2015 through July 31, 2015, the Company committed to issue 50,000 shares to three independent members of its Board of Directors for services during the quarter.

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