Form 10-Q
period 2015-10-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-13
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of October 31, 2015, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY
Consolidated Balance Sheets

	October	April 30,
	2015	2015
	(Un-Audited)	(Audited)
ASSETS

Cash	$809	$11,092
Inventory	220,998	79,910
Other receivables	237,718	237,718
	(237,718)	(237,718)
Total other receivables	-	-
Total current assets	221,807	91,002

Fixed Assets:	745,742	745,640
Accumulated depreciation	(714,499)	(697,281)
Total property & equipment	31,243	48,359

Prepaid expenses & deposits	8,589	8,589

TOTAL ASSETS	$261,639	$147,950

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$453,585	$658,792
Accrued liabilities	1,580,866	1,465,792
Short term debt	105,528	110,481
Customer Deposit	456,538	306,025
Stock committed to be issued	11,875	11,375
Notes payable	485,545	219,500
Related Parties - short-term borrowings from shareholders	490,541	471,112
Total current liabilities	3,584,478	3,243,077

Total Liabilties	3,584,478	3,243,077

Preferred stock 10,000,000 shares authorized
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on October 31, and April 30, 2015	360,000	360,000
Series B preferred stock, $0.001 par value, 100 shares authorized,	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized	5,609	5,609
56,090,117 shares issued and outstanding on October 31, 2015 and April 30, 2015
Additional paid-in capital	4,907,950	4,907,950
Accumulated deficit	(8,596,398)	(8,368,686)
Total stockholders' equity (deficit)	(3,322,839)	(3,095,127)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$261,639	$147,950

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Operations
(Unaudited)

	For the three months ended October 31,		For the six months ended October 31,
	2015	2014	2015	2014

Sales, net	$ -	$ 20,236	$ 27,645	$ 77,727
Cost of Goods Sold	19,838	46,516	73,515	112,038
Gross Profit (Loss)	(19,838)	(26,280)	(45,870)	(34,311)

General and administrative expenses	74,096	111,617	164,887	207,937
Selling and marketing expenses	174	10,542	2,660	15,421
Income (Loss) from operations	(94,108)	(148,439)	(213,417)	(257,669)

Other income	1,596	6,226	6,213	6,226
Interest expense	(4,025)	(20,129)	(20,508)	(44,713)
Net other loss	(2,429)	(13,903)	(14,295)	(38,487)
				-
Loss before income tax (expense) benefit	(96,537)	(162,342)	(227,712)	(296,156)
Income tax (expense) benefit		-	-

Net Income (Loss)	$ (96,537)	$ (162,342)	$ (227,712)	$ (296,156)
Net loss per share (Medina International Holdings, Inc.):
Basic	$ (0.00)	$ (0.00)	$ -	$ -
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	56,090,117	56,090,117
Diluted	56,090,117	56,090,117	56,090,117	56,090,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For Six Months Ended
	October 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(227,712)	$(296,156)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock subscription payable/Issued for services	500	2,499
Depreciation expenses	17,218	49,116
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	-	-
Decrease (Increase) in other receivable	-	-
Decrease (Increase) in inventory	(141,088)	-
Increase (decrease) in accounts payable and accrued liabilities	165,892	156,714
Increase (decrease) in customer deposits	150,513	58,775
(Increase) decrease in prepaid expenses	-	-
Total adjustments	193,035	267,104
Net cash (used) received in operating activities	(34,677)	(29,052)

Cash flows from investing activities:
Purchase of property and equipment	(102)	-
Net cash used in investing activities	(102)	-

Cash flows from financing activities:
Bank overdraft	-	-
Proceeds/(Payments) from notes payable	-	-
Proceeds/(Payments) from related party note payable	10,020	11,297
Proceeds/(Payments) from related party note payable shareholders	19,429	22,959
Proceeds/(Payments) on lines of credit & credit cards	(4,953)	(1,971)
Proceeds from stock subscription
Net cash provided (used) by financing activities	24,496	32,285

Net increase (decrease) in cash and cash equivalents	(10,283)	3,233

Cash and cash equivalents - beginning of period	11,092	2,635
Cash and cash equivalents - end of period	$809	$5,868

Supplemental disclosure of cash flow information:
Interest Paid	$15,190	$14,781
Taxes Paid	$-	$-
	-	-

	The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$ (7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net loss								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)
Net loss						(20,000)	20,000	(650,893)	(650,893)
Balance - April 30, 2015	56,090,117	5,609	30	360,000	-	-	4,907,950	(8,368,686)	(3,095,127)
Net loss								(227,712)	(227,712)
Balance - October 31, 2015	56,090,117	5,609	30	360,000	-	-	4,907,950	(8,596,398)	(3,322,839)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2015

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

The Company, under its wholly owned subsidiary, Harbor Guard Boats, Inc. , plans to manufacture and sell recreational and commercial boats. The Company acquired Modena Sports Design, LLC, as a wholly owned subsidiary of the Company on June 18, 2008. Modena Sports Design, LLC was formed in the State of California in 2003 to produce fire rescue, rescue and recreational boats. Modena Sports Design, LLC reorganized as a California corporation on January 7, 2010 changed its name to Harbor Guard Boats, Inc.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On October 31, 2015, the Company's current liabilities exceeded its current assets by $3,362,671. Also, the

Company's operations generated $27,645 revenue during the six months ended October 31, 2015 and the Company's accumulated deficit at October 31, 2015 is $8,596,398.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended October 31, 2015 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the six months ended October 31, 2015, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of October 31, 2015 inventory consisted of the following:

October 31,
Item	2015
Work in progress	220,998
Total Inventory	$220,998

NOTE 4. OTHER RECEIVABLES

As of October 31, 2015, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	0

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

NOTE 5. FIXED ASSETS

As of October 31, 2015 Property and equipment consisted of the following:

October 31,
Property and Equipment	2015
Machinery and equipment, including molds & tools	$ 722,616
Computers	13,535
Furniture and fixtures	3,611
Office equipment	5,480
Fire extinguisher	500
Total property and equipment	745,742
Less: Accumulated Depreciation	(714,499)
Total Property and equipment	$ 31,243

The Company has spent on Designs for new designs for 26', 30' and 37' models which is treated as intangible asset.

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of October 31, 2015  prepaid expenses and other assets included prepaid operating expenses and vendor deposit  in the amount of $8,589.

NOTE 7. ACCRUED LIABILITIES

As of October 31, 2015 accrued liabilities consisted of the following:

October 31,
Accrued Liabilities	2015
Interest - shareholder loan	$ 156,543
Interest - notes payable	82,405
Payroll and taxes	1,299,733
Warranty liabilities	26,000
Tax liabilities	16,185
Total Accrued liabilities	$ 1,580,866

NOTE 8. SHORT-TERM DEBT

As of October 31, 2015 short term debt consisted of the following:

October 31,
Short-Term Debt	2015
Line of credit - CITI	$ 77,897
Credit cards	27,631
Total	$ 105,528

As of October 31, 2015, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% payable monthly. The outstanding balance as of October 31, 2015 was $77,897.

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

NOTE 11. CUSTOMER DEPOSIT

Customer deposits represent advance payment by the customer for orders placed to purchase boats. As of October 31, 2015 customer deposit consisted of the following:

October 31,
Customer Deposits	2015
Deposit for commercial boats	$ 456,538
Total customer deposits	$ 456,538

NOTE 12. NOTE PAYABLE

As of October 31, 2015 notes payable consisted of the following:

October 31,
Notes Payable	2015

Srikrishna Mankal	$50,000
Pavan Mankal	59,000

Michael Amingos	10,020

Sheshadri CS	110,500

Mike Littman	256,025

Total	$485,545

At October 31, 2015, the Company had an unsecured note payable to Mr. Mike Littman, non-affiliate, in the amount of $256,025, which bears an 1% interest per annum and currently due. Note dated June 18, 2015 shall be converted at the Holders option, to Common Stock, in whole or part at 60% of the volume weighted average price for 5 days prior to conversion so long as the conversion does not cause the Holder to become an affiliate, 10% or greater shareholder.

At October 31, 2015 the Company had an unsecured note payable to Mr. Srikrishna Mankal, non-affiliate, in the amount of $50,000, which bears an 8% interest per annum and currently due. Interest accrued to date on this note payable is $7,000. Due to negotiation with Mr. Srikrishna Mankal, the accrual for interest on the said loan was mutually agreed to cease from August 1, 2012. Note was amended on July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

At October 31, 2015, the Company had an unsecured note payable to Mr. Pavan Mankal, non-affiliate, in the amount of $59,000, which bears an 8% interest per annum and currently due. Note was amended July 1, 2014 to include conversion feature to common stock with 25% discount on the closing market bid price or par value whichever is lower at the time of conversion to cover loan and interest.

At October 31, 2015, the Company had an unsecured note payable to Mr. Michael, non-affiliate, in the amount of $10,020, which bears an 8% interest per annum and currently due.

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

NOTE 13. SHAREHOLDERS' LOANS

As of October 31, 2015 shareholders loans consisted of the following:

October 31,
Shareholders' Loans	2015
Daniel Medina, President & Director	$ 299,538
Madhava Rao Mankal, Chief Financial Officer & Director	191,003
Total Shareholders' Loans	$ 490,541

Shareholder's loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 14. STOCKHOLDERS' EQUITY

100,000 common shares were committed during the six months period to independent members of the board of directors for services. Shares are valued $500 at average market price of $0.01.

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

RESULTS OF OPERATION

For the Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

The Company recognized no revenues during the three months ended October 31, 2015 as compared to $20,236 for the three months period ended October 31, 2014, resulting in  decrease in sales during the quarter of $20,236 or 100%. We recognized parts sale.

Our cost of goods sold for the three months ended October 31, 2015 was $19,838 compared to $46,516 during the three months ended October 31, 2014. The decrease in cost of goods sold of $26,678 or 57% was a result of decrease in corresponding sales activities.

Our gross loss on goods sold for the three months ended October 31, 2015 was $19,838 compared to loss of $26,280 during the three months ended October 31, 2014. The decrease in gross loss of was a result of decrease in parts sales.

During the three months ended October 31, 2015, we incurred general and administrative expenses of $74,096 as compared to $111,617 during the three months ended October 31, 2014. The decrease in general and administrative expenses for the three months period ended October 31, 2015 of $37,521 or 33.61% was mainly due to the decrease of design, depreciation, repair and professional & legal expenses.

During the three months ended October 31, 2015, the Company incurred selling and marketing expenses of $174 compared to $10,542 during the three months ended October 31, 2014. The decrease of $10,368or 98.34% in selling expenses was primarily due to the decrease in marketing expenses of $10,368.

Interest expense decreased by $16,104 or 80% for the three month period ended October 31, 2015. The Company incurred $4,025 for the three month period ended October 31, 2015 compared to $20,129 for the three month period ended October 31, 2014. Decreases in interest expenses was mainly due to decrease in credit card interest.

During the three months ended October 31, 2015, the Company recognized a net loss of $96,537 compared to net loss of $162,342 during the three months ended October 31, 2014. Decrease in net loss of $65,805 or 40.53.% was result of decrease in gross sales and gross profit.

For the Six Months Ended October 31, 2015 Compared to the Six Months Ended October 31, 2014

The Company recognized $27,645 in revenue during the six months period ended October 31, 2015 as compared to $77,727 for the six months period ended October 31, 2014 resulting in  decrease in sales during the period of $50,082 or 64.43%. We sold parts  during the six months ended October 31, 2015 and  October 31, 2014.

Our cost of goods sold for the six months ended October 31, 2015 was $73,515 compared to $112,038 during the six months ended October 31, 2014. The decrease in cost of goods sold of $38,523 or 34.38% was a result due to decrease in parts sale.

Our gross loss on goods sold for the six months ended October 31, 2015 was $45,870 as compared to $34,311 during the three months ended October 31, 2014. The increase in gross loss of $11,559 or 33.68% was a result of production overhead.

During the six months ended October 31, 2015, we incurred general and administrative expenses of $164,887 compared to $207,937 during the six months ended October 31, 2014. The decrease in general and administrative expenses for the six months period ended October 31, 2015 of $43,050 or 20.70% was  mainly due to the decrease in depreciation,  insurance, maintenance & repair and utilities.

During the six months ended October 31, 2015, the Company incurred selling and marketing expenses of $2,660 compared to $15,421 during the six months ended October 31, 2014. The decrease of $12,761or 82.75% was primarily due to the marketing, consulting and sales commission.

Interest expense decreased by $24,205 or 54.13% for the six month period ended October 31, 2015. The Company incurred $20,508 for the six month period ended October 31, 2015 compared to $44,713 for the six month period ended October 31, 2014. Decreases in interest expense is mainly due to decrease in interest on credit card.

During the six months ended October 31, 2015, the Company recognized a net loss of $227,712 compared to net loss of $296,156 during the six months ended October 31, 2014. Decrease in net loss of $68,444 or 23.11.% was due to reduction in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, the Company had $809 cash on hand, an inventory of $220,998 and net property and equipment of $31,243. The Company's total current liabilities were $3,584,478 as of October 31, 2015, which was represented mainly accounts payable of $453,585, accrued liabilities of $1,580,866, deposits from customers of $456,538, short-term debt of $105,528, notes payable of $485,545 and short-term borrowings from shareholders totaling $490,541. At October 31, 2015, the Company's current liabilities exceeded current assets by $3,362,671.

The Company used $34,677 in operating activities for the six months period ended October 31, 2015 compared to  $29,052 used for six month period ended October 31, 2014.

The Company used $102 in investing activities for the six months period ended October 31, 2015 compared to none for six month period ended October 31, 2014.

During the six months period ended October 31, 2015, the Company provided $24,496 in financing activities includes loan in the amount of, $10,020 from third party and $19,429 from shareholder. The Company made payments includes $4,953 towards the lines of credits.

During the six months period ended October 31, 2014, the Company provided $32,285 in financing activities includes loan in the amount of, $11,297 from related party and $22,959 from shareholder. The Company made payments includes $1,971 towards the lines of credits and credit cards.

The Company has an accumulated deficit, as of October 31, 2015, of $8,596,398 compared to $8,368,686 as of April 30, 2015.

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

As of October 31, 2015, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2015, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2015, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2015, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2015 and April 30, 2015, we were not involved in any unconsolidated SPE transactions.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended October 31, 2015. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

During the period of August 1, 2015 through October 31, 2015, the Company committed 50,000 shares to the independent members of its Board of Directors for services valued at $500.

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