Form 10-Q
period 2016-01-31
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-13
CIK 1093248

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of January 31, 2016, there were 56,090,117 shares of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

MEDINA INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARY
Consolidated Balance Sheets

	January	April 30,
	2016	2015
	(Un-Audited)	(Audited)
ASSETS

Cash	$33,822	$11,092
Inventory	240,966	79,910
Other receivables	237,718	237,718
Reserve	(237,718)	(237,718)
Total other receivables	-	-
Total current assets	274,788	91,002

Fixed Assets:	745,742	745,640
Accumulated depreciation	(717,686)	(697,281)
Total property & equipment	28,056	48,359

Prepaid expenses & deposits	8,589	8,589

TOTAL ASSETS	$311,433	$147,950

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable	$349,426	$658,791
Accrued liabilities	1,582,672	1,465,792
Short term debt	94,640	110,481
Bank overdraft	-	-
Customer Deposit	535,488	306,025
Stock committed to be issued	-	11,375
Notes payable	489,842	219,500
Related party payable	-	-
Related Parties - short-term borrowings from shareholders	492,730	471,112
Total current liabilities	3,544,798	3,243,076

Total Liabilities	3,544,798	3,243,076

Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on January 31, 2016 and April 30, 2015	360,000	360,000
	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized	5,609	5,609
56,090,117 shares issued and outstanding on January 31, 2016 and April 30, 2015
Additional paid-in capital	4,907,950	4,907,950
Accumulated deficit	(8,506,926)	(8,368,685)
Total stockholders' equity (deficit)	(3,233,367)	(3,095,126)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$311,431	$147,950

The accompanying notes are an integral part of these financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Operations
(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2016	2015	2016	2015

Sales, net	$ -	$ 161,331	$ 27,645	$ 239,059
Cost of Goods Sold	995	103,706	74,521	215,744
Gross Profit (Loss)	(995)	57,625	(46,876)	23,315

General and administrative expenses	7,606	91,540	159,118	299,478
Selling and marketing expenses	(1,700)	9,431	960	24,852
Income (Loss) from operations	(6,901)	(43,346)	(206,954)	(301,015)

Other income	87,825	12,953	94,038	19,177
Interest expense	(4,817)	(21,450)	(25,325)	(66,162)
Net other (loss)	83,008	(8,497)	68,713	(46,985)
			-
Loss before income tax (expense) benefit	76,107	(51,843)	(138,241)	(348,000)
Income tax (expense) benefit	-	-	-	-

Net Income (Loss)	$ 76,107	$ (51,843)	$ (138,241)	$ (348,000)
Net loss per share (Medina International Holdings, Inc.):
Basic	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	56,090,117	56,090,117
Diluted	56,090,117	56,090,117	56,090,117	56,090,117

The accompanying notes are an integral part of these financial statements.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

	For Nine Months Ended
	January 31,

	2016		2015

Cash flows from operating activities:
Net loss	$(138,241)		$(348,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock subscription payable/Issued for services	(11,375)		2,999
Depreciation expenses	20,303		71,165
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable
Decrease (Increase) in other receivable	-		-
Decrease (Increase) in inventory	(161,054)		-
Increase (decrease) in accounts payable and accrued liabilities	63,540		160,551
Increase (decrease) in customer deposits	229,463		299,025
	-		-
Total adjustments	140,877		533,740
Net cash (used) received in operating activities	2,636		185,740

Cash flows from investing activities:
Purchase of property and equipment	-		-
Net cash used in investing activities	-		-

Cash flows from financing activities:
Bank overdraft			-

Proceeds/(Payments) from note payable	14,317		4,630
Proceeds/(Payments) from related party note payable shareholders	21,618		(34,926)
Proceeds/(Payments) on lines of credit & credit cards	(15,841)		(11,972)

Net cash provided (used) by financing activities	20,094		(42,268)

Net increase (decrease) in cash and cash equivalents	22,730		143,472

Cash and cash equivalents - beginning of period	11,092		27
Cash and cash equivalents - end of period	$33,822		$143,499

Supplemental disclosure of cash flow information:
Interest Paid $		$
Taxes Paid	$9,289		$20,149
	-		-

	The accompanying notes are an integral part of these financial statements

5-

Medina International Holdings, Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity (Deficit)

							Additional
	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance - April 30, 2012	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$(7,256,062)	$ (1,990,203)

Net loss								(417,276.00)	(417,276)
Balance - April 30, 2013	55,890,117	$ 5,589	30	$ 360,000	20	$ 20,000	$ 4,880,270	$(7,673,338)	$ (2,407,479)

Stock issued to Directors	200,000	20					7,680		7,700
Net gain (loss)								(44,455)	(44,455)
Balance - April 30, 2014	56,090,117	5,609	30	360,000	20	20,000	4,887,950	(7,717,793)	(2,444,234)
					(20)	(20,000)	20,000
Net gain (loss)					-	-	-	$ (650,892)	(650,892)
Balance - April 30, 2015	56,090,117	5,609	30	360,000	-	-	4,907,950	(8,368,685)	(3,095,126)

Net gain (loss)								$ (138,241)	(138,241)
Balance - January 31, 2016	56,090,117	5,609	30	360,000	-	-	4,907,950	(8,506,926)	(3,233,367)

The accompanying notes are an integral part of the financial statements

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

The Company, under its wholly owned subsidiary Harbor Guard Boats, Inc. plans to manufacture and sell recreational and commercial boats. The Company formed Medina Marine, Inc., as a wholly owned subsidiary of the Company, on May 22, 2006 to manufacture and sell fire rescue, rescue and recreational boats which is subsequently sold.

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

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. On January 31, 2016, the Company's current liabilities exceeded its current assets by $3,270,010. Also, the Company's operations generated $27,645 revenue during the nine months ended January 31, 2016 and the Company's accumulated deficit at January 31, 2016 is $8,506,926.

Management takes various steps to revise its operating and financial requirements, which we believe are sufficient to provide the Company with the ability to continue on in the subsequent year. Management devoted considerable effort during the period ended January 31, 2016 towards management of liabilities and improving our operations. Management believes that the above actions will allow the Company to continue its operations through the next fiscal year.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

Issuance of Shares for Service

The Company accounts for employee and non-employee stock awards, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable

Fair Value Of Financial Instruments

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

Recently issued accounting pronouncements

There were accounting standards and interpretations issued during the nine months ended January 31, 2016, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3. INVENTORY

As of January 31, 2016  inventory consisted of the following:

January 31,
Item	2016
Work in progress	240,966
Total Inventory	$ 240,966

NOTE 4. OTHER RECEIVABLES

As of January 31, 2016, other receivables consisted of the following:

Disposal of Subsidiary	$237,718
Reserve	(237,718)
Total Receivables	0

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

NOTE 5. FIXED ASSETS

As of January 31, 2016 Property and equipment consisted of the following:

January 31,
Property and Equipment	2016
Machinery and equipment, including molds & tools	$ 722,616
Computers	13,535
Furniture and fixtures	3,611
Office equipment	5,480
Fire extinguisher	500

Total property and equipment	745,742
Less: Accumulated Depreciation	(717,686)
Total Property and equipment	$ 28,056

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

NOTE 6. PREPAID EXPENSES AND OTHER ASSETS

As of January 31, 2016 prepaid expenses and other assets included prepaid operating expenses and vendor deposit in the amount of $8,589.

NOTE 7. ACCRUED LIABILITIES

As of January 31, 2016 accrued liabilities consisted of the following:

January 31,
Accrued Liabilities	2016
Interest on shareholders loan	$ 156,543
Interest - notes payable	82,405
Payroll and taxes	1,317,724
Warranty liabilities	26,000
Total Accrued liabilities	$ 1,582,672

NOTE 8. SHORT-TERM DEBT

As of January 31, 2016  short term debt consisted of the following:

January 31,
Short-Term Debt	2016
Line of credit - CITI	$ 66,944
Credit cards	27,696
Total	$ 94,640

As of January 31, 2016, the Company had a line of credit totaling $100,000, under which the Company may borrow on an unsecured basis at an interest rate of 8.75% monthly. The outstanding balance as of January 31, 2016 was $66,944.

The Company's remaining credit cards carry various interest rates and require monthly payments, and are substantially held in the name of or guaranteed by related parties.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

NOTE 11. CUSTOMER DEPOSIT

As of January 31, 2016 customer deposit consisted of the following:

January 31,
Customer Deposits	2016
Deposit for commercial boats	$535,488

Total customer deposits	$535,488

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

NOTE 12. NOTE PAYABLE

As of January 31, 2016 notes payable consisted of the following:

Srikrishna Mankal	$50,000
Pavan Mankal	59,000
Michael	10,020
Regreen International	4,297
CS Sheshadri	110,500
Mike Littman	256,025
Total	489,842

At January 31, 2016, the Company had an unsecured note payable to Mr. Mike Littman, non-affiliate, in the amount of $256,025, which bears an 1% interest per annum and currently due. Note dated June 18, 2015 shall be converted at the Holders option, to Common Stock, in whole or part at 60% of the volume weighted average price for 5 days prior to conversion so long as the conversion does not cause the Holder to become an affiliate, 10% or greater shareholder.

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

NOTE 13. SHAREHOLDERS' LOANS

As of January 31, 2016 shareholders loans consisted of the following:

January 31,
Shareholders' Loans	2016
Daniel Medina, President & Director	$300,912
Madhava Rao Mankal, Chief Financial Officer & Director	191,818
Total Shareholders' Loans	$492,730

Shareholder's loan from shareholder of the Company, unsecured, accrued at 10% interest per annum and due on demand.

NOTE 14. STOCKHOLDERS' EQUITY

150,000 common shares were issued during the nine months period to independent board of directors for services.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rental Leases

As of January 31, 2016, we did not own any properties. We moved our Company's activities, including all SUBSIDIARY, from Corona, California to Ontario, California in April 2013. Our management signed a three-year lease for a 13,045 sq. ft. building in the city of Ontario, California, effective May 1, 2013. The address for this location is 191 Kettering Dr., Corona, CA, 91761. This building is owned by unrelated parties. The lease to the Corona facility expires on June 30, 2016, and calls for monthly payments, initially of $5,610 per month plus $495 costs, escalating over the term of the lease to $5,950 per month plus costs.

MEDINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

(Unaudited)

The Company has various license agreements with a related party allowing its technology to be utilized in the manufacture of its boats. The license agreements typical provide for $1,500 royalty payment on every boat manufactured by the company except on boats manufactured where Mr. Albert Mardikian's patents are not used.

NOTE 16. LITIGATION

NONE

NOTE 17. SUBSEQUENT EVEN

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

FOR THE NINE MONTHS ENDED JANUARY 31, 2016

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

Proforma :

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

We believe that the sale of Harbor Guard Boats, Inc. may help shareholder value by allowing the company to refocus on new business .

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

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Balance Sheets

	January 31, 2016	Proforma	Proforma	Proforma	April 26, 2016
	(Un-Audited)	Adjustments	Adjustments	Adjustments	Post Closing
	Pre-Closing	MIHI	HGB	MEDHOLD	MIHI
ASSETS
Cash	$33,822		$33,822		$-
Inventory	240,966		240,966		-
Total current assets	274,788		274,788		-

Fixed Assets:	745,742	412,729	333,013		-
Accumulated depreciation	(717,686)	(412,729)	304,957		-
Total property & equipment	28,056		28,056		-

Prepaid expenses & deposits	8,589		8,589		-
TOTAL ASSETS	$311,433	$ -	311,433		$-

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$349,427		173,254		176,173
Accrued liabilities	1,582,672	1,140,311	442,361
Short term debt	94,640	23,677	70,963		-
Customer Deposit	535,488		535,488		-
Notes payable	489,842	233,817			256,025
Related Parties - short-term borrowings from shareholders	492,730		492,730		-
Total current liabilities	3,544,799	1,397,805	1,714,796		432,198
Shareholders Equity
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on January 31, 2016	360,000				360,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 shares issued and outstanding on January 31, 2016	5,609	3,500		35,100	37,209
Additional paid-in capital	4,907,950	(1,401,305)	(684,297)	954,334	6,579,292
Accumulated deficit	(8,506,925)		2,087,660	(989,434)	(7,408,699)
Total stockholders' equity (deficit)	(3,233,366)	(1,397,805)	1,403,363	-	(432,198)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$311,433	-	311,433		$-

MEDINA INTERNATIONAL HOLDINGS, INC.
Proforma Statement of Operations
For the 12 Months Ended April 30, 2015

	12 Months Ended
	4/30/2015	Proforma	Proforma	Proforma	Proforma
	Pre Closing	Adjustment	Adjustment	Adjustment	Post Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$ 239,059	$ 239,059	0		$ -
Cost of Goods Sold	258,409	258,409	0		$-
Gross Profit (Loss)	(19,350)	19,350	0		-

General and administrative expenses	376,788	333,339	0		$ 43,449
Selling and marketing expenses	34,303	34,303	0		$ -
Write off Inventory	93,949	93,949	0		$ -
Write of Intangible Assets	73,765	-	989,434		$ 1,063,199
Income (Loss) from operations	(598,155)	(480,941)	(989,434)		1,106,648

Other income	30,347	30,347	0		$ -
Forgiveness of debt				3,243,077	$ 3,243,077
Interest expense	(83,085)	(28,043)	0		$ (55,042)
Net other (loss)	(52,738)	(2,304)	-	3,243,077	3,188,035
	-
Loss before income tax (expense) benefit	(650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Income tax (expense) benefit	-

Net Income (Loss)	$ (650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Net loss per share (Medina International Holdings, Inc.):
Basic	$ (0.01)	$ -	$ -		$ -
Diluted	$ (0.01)	$ -	$ -		$ -

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	372,090,117		372,090,117
Diluted	56,090,117	56,090,117	372,090,117		372,090,117

Note A:	$3,243,077 liability was transferred to Harbor Guard Boats is recorded as extinguishment of debt.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.,

The independent registered public accounting firm's report on the Company's financial statements as of April 30, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATION

For the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

The Company recognized no revenues during the three months ended January 31, 2016 as compared to $161,331 for the three months period ended January 31, 2015, resulting in a decrease in sales during the quarter of 100%.

Our cost of goods sold for the three months ended January 31, 2016 was $995 compared to $103,706 during the three months ended January 31, 2015. The decrease in cost of goods sold of was a result of decrease in corresponding sales activities.

During the three months ended January 31, 2016, we incurred general and administrative expenses of $7,606 compared to $91,540 during the three months ended January 31, 2015. The decrease in general and administrative expenses for the three months period ended January 31, 2016 of $83,934 or 91.69% was mainly due to the decrease in management salary.

During the three months ended January 31, 2016, the Company reversed selling and marketing expenses of $1,700 provided compared to $9,431 during the three months ended January 31, 2015. The decrease of $11,131 or 118.02% in selling expenses was primarily due to the decrease in selling commissions and marketing expenses.

Interest expense decreased by $16,633 or 77.54% for the three month period ended January 31, 2016. The Company incurred $4,817 for the three month period ended January 31, 2016 compared to $21,450 for the three month period ended January 31, 2015. Decreases in interest expenses was mainly due to credit card interest and shareholders loan interest.

During the three months ended January 31, 2016, the Company recognized a net profit of $76,107 compared to net loss of $51,843 during the three months ended January 31, 2015. Decrease in net loss of $127,950 was result of decrease in gross sales and gross profit

For the Nine Months Ended January 31, 2016 Compared to the Nine Months Ended January 31, 2015

The Company recognized $27,645 in revenue during the nine months period ended January 31, 2016 as compared to $239,059 for the nine months period ended January 31, 2015 resulting in an decrease in sales during the period of $211,424 or 88.44%. We sold parts during the nine months ended January 31, 2016 compared to one during the nine months ended January 31, 2015.

Our cost of goods sold for the nine months ended January 31, 2016 was $74,521 compared to $215,744 during the nine months ended January 31, 2015. The decrease in cost of goods sold of $141,233 or 65.46% was a result due to decrease in sales.

During the nine months ended January 31, 2016, we incurred general and administrative expenses of $159,118 compared to $299,478 during the nine months ended January 31, 2015. The decrease in general and administrative expenses for the nine months period ended January 31, 2016 of $140,360 or 46.87% mainly due to management salary and insurance.

During the nine months ended January 31, 2016, the Company incurred selling and marketing expenses of $960 compared to $24,852 during the nine months ended January 31, 2015. The decrease of $23,892 or 96.14% was primarily due to the marketing, consulting and sales commission.

Interest expense decreased by $40,837 or 61.72% for the nine month period ended January 31, 2016. The Company incurred $25,325 for the nine month period ended January 31, 2016 compared to $66,162 for the nine month period ended January 31, 2015. Decreases in interest expense is mainly due to decrease in interest on credit card and on shareholders loan.

During the nine months ended January 31, 2016, the Company recognized a net loss of $138,241 compared to net loss of $348,000 during the nine months ended January 31, 2015. Decrease in net loss of $209,759 mainly due to decrease in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2016, the Company had $33,822 cash on hand, an inventory of $240,966 and net property and equipment of $28,056. The Company's total current liabilities were $3,544,798 as of January 31, 2016, which was represented mainly accounts payable of $349,426, accrued liabilities of $1,582,672, deposits from customers of $535,488, short-term debt of $94,640, notes payable of $489,842 and short-term borrowings from shareholders totaling $492,730. At January 31, 2016, the Company's current liabilities exceeded current assets by $3,270,010.

The Company received $2,636 in operating activities for the nine months period ended January 31, 2016 compared to $185,740 provided for nine month period ended January 31, 2015.

The Company did not have any investment activities during the period of nine months ended January 31, 2015 and 2016.

During the nine months period ended January 31, 2016, the Company provided $20,094 in financing activities includes loan in the amount of, $14,317 from party and $21,618 from shareholders. The Company made payments includes $15,841 towards the lines of credits and credit cards.

During the nine months period ended January 31, 2015, the Company used $42,268 in financing activities includes loan in the amount of, $4,630 from party. The Company made payments includes $11,972 towards the lines of credits and credit cards and $34,926 towards shareholders loans.

The Company has an accumulated deficit, as of January 31, 2016, of $8,506,926 compared to $8,368,685 as of April 30, 2015.

Going Concern

The Company's auditors have issued a "going concern" qualification independent registered public accounting firm's report on the Company's financial statements as part of their opinion in the Audit Report. For the year ended April 30, 2015 and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability of the Company to continue as a "going concern."

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

As of January 31, 2016, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2016, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2016, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2016, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2016 and April 30, 2015, we were not involved in any unconsolidated SPE transactions.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended January 31, 2016. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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