Form 10-K
period 2016-04-30
MEDINA INTERNATIONAL HOLDINGS, INC.
filed 2016-08-15
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________.

Commission file number: 000-27211

MEDINA INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1469319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097

(Address of principal executive offices)

(866) 883-3793

(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

State issuer’s revenues for its most recent fiscal year: $0. There were 372,090,117 shares of the Registrant’s common stock outstanding as of April 30, 2016 (including 351,000,000 shares due to be issued under definitive agreement dated April 29, 2016 and excluding certain 35,000,000 shares delivered to be retired to treasury). The aggregate market value of the 20,090,593 shares of common stock held by non-affiliates of the Registrant is approximately $1,607,247 based on the closing market price of $0.08 per share on August 3, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Medina International Holdings, Inc., (“Medina” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from these expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, its ability to implement its business model and raise debt and/or equity to fund negotiated settlements with its creditors and to meet its ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on pages hereafter. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Medina International Holdings, Inc. (“Medina,” “we,” “us,” “Company”) was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. We intend to file with FINRA to change our name to Medical Innovation Holdings, Inc. We have changed control, divested the Company of its prior operations including old assets and liabilities and restructured to continue in the business described in this filing. Our corporate offices are located at 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097and our telephone number is (866) 883-3793.

The Company’s Stock trades on the OTC Market under the symbol “MIHI”. We intend to change our name to Medical Innovations Holdings, Inc., and the majority shareholders as of June 24, 2016 have approved a name change and reverse split (1 for ten old common shares) effective September 15, 2016 for which a Definitive Form 14C has been filed and mailed to shareholders.

On April 29, 2016, we completed a Definitive Agreement by which we acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, and thereafter, under a Definitive Agreement, divested the Harbor Guard Boats, Inc. business to the former management, thereby releasing over $ 3,112,599 in debt associated with the Harbor Guard assets and business. The Harbor Guard assets had not generated any significant revenue for several years, and required major capital to relaunch and manufacture boats, in a very competitive market. The Board deemed that it was in the best interest of the shareholders to move in a new business direction with the elimination of a large amount of debt that had been carried. The Company issued a total of 351,000,000 common shares for the new Medical Innovations assets and business plan, and 30 Series “A” Convertible Preferred shares were transferred to Medhold, and the Company received 35 million shares of common stock from prior management to retire to treasury in conjunction with the simultaneous divestiture of the old Harbor Guard Boats, Inc. subsidiary and the relief of approximately $3,112,599 in debt from the Company liabilities.

Our business plan is to establish a nationwide, state by state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists who will serve the rural patient population within the States it practices, via a seamless, comprehensive, sophisticated telemedicine program. Our platform is designed to bring unparalleled access to quality healthcare in real time, as needed, and create huge cost savings and efficiencies. Our fully integrated practice management system provides EMR/EHR, patient scheduling, real time insurance verification, billing, video conferencing and all systems in an end to end technology platform coupled with all the components of a dynamic telehealth delivery system. Our telemedicine platform brings together many different modalities of telemedicine to create a virtual multi-specialty practice within our referring partner’s primary clinic practice. Our business model is designed to increase the access to specialty providers, including, neurology, dermatology, ENT, tele-stroke, management of high risk pregnancy, mental health, dermatology, endocrinology, pediatrics, cardiology, nephrology, pulmonology, OBGYN, maternal and fetal and others.

The Problem We Solve

Our Management believes that it is recognized by government officials, healthcare executives, healthcare practitioners including physicians, and noted academics that the current medical system is dysfunctional and not in line with the intended goals of effective, affordable and accessible healthcare.

Our Management believes that the current medical system and its technological advances as well as the current Regulatory trajectory are trapped in outdated, high cost, and ineffective business models. Our mission is to implement cost-effective technological management and develop business models around them to make health care and wellness more affordable and accessible.

Clayton Christensen, the renowned Harvard Business School professor, in his landmark book “Innovators Prescription: A Disruptive Solution of Health Care”, outlines how disruptive business models change the competitive landscape in any particular space. He applies these principles to the health care space in a book that was hailed by many, yet few are engaging it. However, the recent rise in unaffiliated urgent care facilities and cancer treatment centers are an example this model successfully working.

Professor Christensen posits that the only meaningful change in health care will come from business model innovation – not more medical technology advances. He offers three disruptive business model innovation keys to make health care more affordable and accessible:

(1)	Lower Delivery and Services Cost,

(2)	Facilitate the profits for all in the value and service chain; and,

(3)	More convenient for the customer and the payer.

Our Plan is to have state licensed medical practice locations managed by our MSO. Our MSO staff and Medical Director will have the necessary backgrounds in their service area and be responsible for business development, clinic and service delivery excellence, and profit and loss.

Sales and Marketing

Our sales and marketing strategy is to present our specialty practice medical services to underserved rural patients in the setting of their Primary practice provider. We intend to offer a business-oriented approach to practice management systems is far superior to the current medical model. Our Model is to enhance medicine for patients, and offer the most efficient administrative system solution for medical practices. We believe we can do that because our business model and profit motive is aligned properly with patient goals and successful outcomes.

We intend to work to leverage success with client practices by implementing for each practice a strategy to use our telehealth platform and our focused management system demonstrating measurable patient and medical professional satisfaction results.

We believe sales and marketing also includes recruiting and developing relationships with candidate health practitioners, unaffiliated care facilities, and medical specialists who will provide efficient service without excessive overhead. Therefore marketing our service involves enlisting PCP’s who are interested in expanding their patient base and care services, and increasing their profits through elimination of the excessive administrative staffs. We intend to transmit images electronically through our HIPPA compliant PACS System (acronym for Picture Archiving Communication and Storage).We utilize the eclinicalworks integrated platform to manage all functions of our medical practices. Our Services Agreement grants the Company access to the technology platform and systems, which are licensed.

Key Success Drivers

Our Management believes there is a relatively low cost in opening a Management Services Organization to operate across the United States. Our business model is scalable and efficient. However, there is a relatively high barrier to entry in developing a fully integrated platform of trained telehealth practitioners with primary care referring partners.

We believe executing solid operations and market strategy is key. Here are our perceived drivers to success:

●	Operational Excellence

●	Marketing to Physicians and Deploying Locations

●	Marketing and Servicing to Clinics

●	Building Relationships and Enlisting Specialists to Perform Diagnosis

●	Staff Training and Service Excellence

●	Integrity in honoring the value-chain, the patient, and the payers by minimizing the administrative costs with conservative treatments and effective documented outcomes

Competition

Our current competition is mostly based on the current “dysfunctional” large hospital / holding company medical model. Our primary competition is various hospitals conglomerates, and local health groups.

The local groups are typically either hospital-based health services or independent primary care physicians who may not be focused on availability of add-on expertise through our model.

Neither the large conglomerate hospital chain nor the local hospital-based groups may soon adopt our model because of the burden of their overhead and capital costs. Moreover, their revenue model is based on treatment delivery to specific geographic areas within driving distance not broader efficient health solutions. Their expertise, overhead structure, revenue model and mindset simply preclude them from breaking out of their current misaligned business models.

OUR TELEHEALTH BUSINESS PLAN

GENERAL

Our premise is that the current healthcare delivery system, which serves the 87 million rural US patients, is grossly inadequate. Because Specialists are primarily based in urban areas, patients do not have direct access to these Specialists and are forced to travel great distances, wasting time and money to get the care they need. Because of this reality, the care continuum is beginning to embrace the new models of communication; information transfer and collaboration in order for fulfill the required healthcare needs of those patients. A transformation of the traditional health system is underway in the US, which incentivizes providers, payers and patients toward improved quality and lower costs.

We believe telemedicine has the ability to greatly improve the accessibility and quality of medical services by extending the reach and increasing the efficiency of the existing system. Succinctly stated, we intend to establish a nationwide multi-disciplinary specialist provider/practice network, staffed by 16 types of specialists who serve the rural patient population via a telemedicine program. This platform will bring unparalleled access to quality healthcare in real time, as needed, and create huge cost savings and efficiencies. Our fully integrated practice management system provides EMR/EHR, patient scheduling, real time insurance verification, billing, video conferencing and all systems in an end to end technology platform coupled with all the components of a seamless telehealth delivery system.

Our proprietary telemedicine platform brings together many different modalities of telemedicine to create a virtual multi-specialty practice within our referring partner’s primary clinic practice. Our business model is designed to greatly increase the access to specialty providers, including, neurology, dermatology, ENT, tele-stroke, management of high-risk pregnancy, psychiatry, dermatology, endocrinology, pediatrics, cardiology, nephrology, pulmonology. OBGYN, maternal and fetal and others.

Our plan is to develop an extensive and robust specialty telemedicine program in the United States with the capability to implement telemedicine programs and develop networks throughout the 50 states and eventually around the world.

OUR COMPANY

3pointCare is the newly formed operating MSO subsidiary of our Company and is being developed with a mission to:

●	Manage, improve and promote the availability and provision of specialized healthcare services in rural and underserved areas.

●	Empower our rural primary clinic referring partners with new revenue streams, improved profitability and better care for their patients.

●	Reduce the service barriers that exist for patients in remote areas or otherwise living at a significant distance from needed medical resources.

One hallmark of our business model is the recruitment of top specialists in each state making that collective expertise available and accessible to the largest amount of participating healthcare facilities and primary healthcare providers and their patients. This network model maximizes the ability of people in isolated areas to transcend distance and obtain specialty care close to home. We believe the growth potential is significant. The model and our management team intends to provide expertise and services to primary care organizations and providers seeking a reliable, high quality and cost effective means to access specialty healthcare for its patients.

Our Core Business: Our Management Service Organization, (MSO) and Friendly PC, (Medical Practice) structure

We are an applied telehealth platform with three integrated components.

1. Our MSO, (3PointCare, Inc.), is powered by an integrated end-to-end software system that enables our team to manage all aspects of our Specialty Medical Practices. We handle all aspects of managing the delivery of our Physician services in the delivery of Telemedicine/Telehealth in consultation encounters.

2. The multi-state Specialty Medical Practice, (TeleLifeMD, Inc.)

3. Loaning and installing of the telemedicine platform and peripherals to our referring partner clinics/ primary care doctor offices. These become the pipeline for patients into our specialty medical practice.

THE MARKET

We Believe the Time is Right:

The United States is the world’s largest national economy with $17 trillion of economic activity in the fourth quarter of 2015. This amount is more than one fifth of the world’s total economic output. Healthcare, a key economic driver, comprises approximately 18% of the nation’s gross domestic product, with Americans spending more than any other country on their care at $8,608 per person. Yet despite devoting many resources to this industry, the U.S. has consistently ranked lower in many measures of health and wellness including: life expectancy, infant mortality, and diabetes care. The government has made numerous attempts throughout the nation’s history in reforming healthcare with few successes. A big stride in healthcare reform came in 2010 with the signing of the Patient Protection and Affordable Care Act (ACA). Although the ACA intends to reduce costs and improve quality within the U.S. healthcare system, many agree that the key to achieving that goal will not be legislation, but technology.

The two major sweeping changes from the ACA that will have tremendous impact on the U.S. healthcare system are Accountable Care Organizations (ACOs) and nearly universal coverage. According to the ACA, ACOs are networks of physicians, hospitals, and other providers that take both clinical and financial responsibility for the care of patients. By breaking individual silos among hospitals, pharmacies, home health care agencies, hospices, primary care physicians, and other providers, ACOs attempt to make it easier for all of these providers to coordinate a patient’s care.

The implications of ACOs are that technology will be more important in the delivery of healthcare in order to improve patient outcomes and keep costs down. As patients leave the hospital or a primary care doctor’s office to return home, care will still need to be maintained and coordinated. In order for this process to take place, technologies that collect health data, promote communication among providers and patients, and that facilitate treatment will need to be implemented. Many of these technologies fall under the telemedicine umbrella, which will be discussed later in this plan. A key facet to remember is that technology is the bridge that fills the gap between all these providers (pharmacies, hospitals, primary care doctors, nurses, etc.) and since coordination is needed to comply with the ACO mandate, more companies will seek out the services of telemedicine and health technology companies.

Telemedicine is the provision of healthcare services by physicians from one location to patients at another. Telemedicine has gained momentum in the last 50 years thanks to improvements in technology, changes in healthcare policy, and increased consumer demand for such services. As you will see, telemedicine not only encompasses technologies r3pointCareted to patient-doctor communication, but also tools used in the delivery and management of diseases, wellness, critical care, and post-acute care.

The Telemedicine/Telehealth market is an approximately $15 billion dollar market and growing at a 20% Compound Annual Growth Rate (CAGR).

As reported by Forbes’ analysis of Top Health Trend for 2015: Telehealth to Grow Over 50%

“For many years, telehealth advocates have accused payers of being unwilling to reimburse for proven telehealth interventions, which can significantly reduce medical costs. We have crossed that chasm, and telehealth is about to experience explosive growth. RNCOS Business Consultancy Services has just released a report predicting 18.5 percent annual growth in telehealth worldwide through 2018. The U.S. will outpace the rest of the world. Forbes contributor Bruce Japsen recently interviewed an analyst at another market research firm, IHS, who predicts that the U.S. telehealth market will grow to $1.9 billion in 2018 from $240 million today, an annual growth rate of 56 percent.”

Additionally, the Global Telemedicine market, which stood at US$ 14.2 Billion in 2012, is expected to grow at a CAGR of 18.5% during 2012-2018. This trend has proven to be true.

The deployment of telemedicine services is increasing in tandem with the continuous development of telecommunications technology. The shortage of physicians in rural and remote areas is providing the opportunity for telemedicine to increase its services to millions of patients. This widespread deployment of services will continue at a rapid pace for the foreseeable future.

Telemedicine applications are increasing due to the high prevalence of chronic diseases, consistent need for improved quality services and rising elderly population across countries which demand telemedicine to deliver improved products with higher patient satisfaction. Rapid pace of innovation among hardware and software vendors, along with the speed and coverage of broadband and mobile technologies is enabling the availability and optimized delivery of healthcare.

The continuing rise in healthcare costs, the change from fee-based payment models to value-based payment models and the current and projected shortage of physicians are driving healthcare providers and technology companies to collaborate and innovate to address these challenges. In addition, there is tremendous patient demand for access to affordable care. Consumers are playing a more direct role in their care. Physicians are demanding better ways to provide that care.

We believe consumer demand will cause telehealth to become “mainstream” health care.

●	Consumers want telemedicine.

●	The greatest impact of telemedicine is on the patient, their family and their community.

●	Using telemedicine technologies reduces travel time and stress for the patient.

●	Over the past 15 years study after study has documented patient satisfaction and support for telehealth services. Such services offer patients the access to providers that might not be available otherwise, as well as medical services without the need to travel long distances.

We believe Government support & funding will continue to increase. Examples:

●	Big win for home care and monitoring: On November 1, 2014 CMS issued a rulemaking that included significant additional coverage of Medicare beneficiaries for home care of chronic care management, remote patient monitoring of chronic conditions, among other services when provided via telehealth.

●	Currently there are twenty states with mandated coverage by payers for telehealth.

THE POTENTIAL MARKET FOR 3POINTCARE

Based on our tele-health strategy, 3POINTCARE and TeleLifeMD will focus on penetrating into markets where there are favorable telemedicine reimbursement regulations. As the acceptance of telehealth is increasing, the market is very large. Taking into consideration physician practices, hospitals, nursing homes and skilled nursing facilities and urgent care centers, we estimate the immediate market includes over 500 thousand potential referrer partners in the U.S.

Primary Target Customers	Approximate Addressable Market

Hospitals	5,724 of which 1984 are rural
Nursing Homes	15,465
Urgent Care Clinics	9,300
Physicians	468,819
Emerging: Employers (Fortune 500)	500 (each with multiple locations)

The initial and primary focus for 3POINTCARE will be to build an MSO capable of servicing each state where we intend to operate, create a professional medical corporation, managed by a Medical Director and recruit the necessary part time Medical Specialist employees required to serve our patients. This model will be expanded and scaled with solid leadership in developing, delivering and managing comprehensive telehealth solutions. The expansion of the model and market penetration will be achieved with a direct to referring primary practice sales and marketing strategy. We intend to be recognized as the “best practice” specialty medicine telemedicine delivery model.

Hospitals:

Hospitals and health systems in the U.S. are undergoing a dramatic shift in their business models due to a number of forces that may be expected to eventually turn the industry on its head — from providers concerned with the volume of services they provide, to providers who focus on offering high-value services that emphasize keeping populations healthy

●	There are 5,724 hospitals in the U.S., according to the American Hospital Association. (2015)

●	Of all hospitals in the U.S. 1,984, or 35 percent, serve rural communities and are considered rural hospitals.

●	Of rural hospitals, 1,328 have been designated as Critical Access Hospitals by CMS.2 CAHs are rural hospitals with no more than 25 beds and are at least 35 miles (15 miles in areas with mountainous terrain or only secondary roads) away from another hospital.

Our target for Nursing Homes:

There are estimated to be a total of 15, 000 nursing homes in the United States. Results of several studies conducted by leading institutions (such as Dartmouth, Commonwealth Fund), showed that based on the reduced hospitalization rates of the more telemedicine engaged facilities, Medicare might see up to $150,000 in savings per nursing home per year. We believe the annual cost of the telemedicine service is estimated at $36,000 per nursing home, suggesting that there could be $115,000 in net savings per year.

Top Telemedicine Encounters:

●	Mental Health (medication management, screening/assessment)

●	Wound Care (wound images, diagnosis/treatment)

●	Episodic Care (non-emergent issues – sore throat, flu, etc.…)

Benefits for the Resident:

●	Decrease transports to the emergency department

●	Decrease stress on the resident and family

●	Decrease the chances of a fall

●	Decrease hospital acquired illness

Our Target for K-12 Schools:

Estimated total number of K-12 Schools: 130,000. According to the Center for Education Reform, of the total number of schools, about 2,000 have School Based Health Centers (SCHCs), and, few of these are using telehealth. This market segment can experience significant growth with an access solution, which we intend to offer.

Health has a direct impact on student learning (improves education, absenteeism and the learning experience.

For Schools our business intends to offer solutions resolving an unfulfilled need:

●	Increased access to primary and episodic care (many would not have otherwise).

●	Mental Healthcare

●	Specialists

●	Oral Healthcare

●	Pharmacy

Our Program Benefits:

●	Students like the technology

●	SBHCs are 5 minutes or 50 feet from the student’s world

●	Increase in yearly medical visits

●	3.4 hours saved from parents missing work (avg. of $43 in lost wages)

●	Reduced ED visits (avg. savings per family $224)

●	Creates a true system of care for the student

Our Target for Urgent Care Facilities (Estimated at over 9,000 Facilities):

Based upon a statement on thier website from the American Academy of Urgent Care Medicine,: The growth and development of Urgent Care Medicine should be of no surprise to anyone. Fueled by frustration over long waits in the emergency room (for non-emergency care), and a reduction in available primary care appointments (often resulting in patients waiting for weeks to see their primary care physician), a new growth spurt for the Urgent Care industry began in the mid-1990s and continues today. Since 2008, the number of facilities has increased from 8,000 to 9,300. The public’s desire for immediate access to medical care has been the driving force behind this monumental growth.

We intend to develop this market.

THE TELEHEALTH TOOLS AND SERVICES

The following is a detailed description of the products and services that our operating subsidiary, 3POINTCARE, intends to provide.

Our Proposed Process:

Our in-house dedicated business development team identifies referring primary clinic locations where their patient base will benefit from our solution and we:

●	Provide detailed site assessment for equipment needs based on medical specialty and available connectivity.

●	Order equipment, install equipment, and train all staff and providers.

●	Carry out ongoing education and support for the program.

●	Implement telehealth program, monitor use, and track use and outcomes associated with goals and objectives.

Our Proposed Telehealth Services Include:

●	Training and implementation of telehealth for specialist practitioners and presenting sites by our field based Liaisons’

●	Network Infrastructure/mobility/flexibility

●	Centralized Scheduling

●	Image grid and cloud-based PACS system to enable access to CT scans and MRIs remotely by physicians.

●	Credentialing Assistance

●	24/7 IT and Program Support

Our Proposed Network Technology and Architecture:

Our proposed specialty practice network is designed to be a highly secure environment and a working IP network that allows access to the Internet. Videoconference, either point-to-point or multipoint, is readily available to all users for consultations, education and business applications.

The network is expandable in both scope and size. The network platform has an integrated electronic health record system practice management, insurance eligibility for claims, billing and all other functions of a practice and supports an image grid and PACS system to enable access to CT scans and MRIs, and to then store and forward images. In addition, the network has enough capacity to take on considerably more applications as desired or needed.

Dedicated Support

3POINTCARE provides 24 hour per day help desk support. The maintenance program and help desk support gives us a single point of contact for quick problem resolution.

Scheduling System

Our licensed software scheduling system is manned by our staff and is integrated into our platform. This advanced, user-friendly scheduling system coordinates all patient / facility / physician / distant learning appointments.

Back office practice Management

We are using the Eclinicalworks EMR and practice management system to manage all aspects of our medical practices. Our front office, mid office and back office team does real time eligibility, claims and secondary claims, claims management, billing etc.

Credentialing Support/ Management

In order to meet the physician credentialing requirements of partnering hospitals and institutions, 3POINTCARE assists with the process to credential and privilege clinicians / practitioners who provide telemedicine consultations via the network. All providers must meet the minimum standards of criminal background and certification specific (varies with license, education, training, experience, and competence) screening.

3POINTCARE’ Telehealth practice offers our partners Technology Services, patient Services, Comprehensive Program Services and Educational Services.

The Benefits of 3POINTCARE’ service offering:

●	Our network supports the ability to read images, CT scan, MRI, and other diagnostic resources.

●	We provide a comprehensive telehealth program including centralized scheduling, credentialing support, 24/7 IT support, dedicated telehealth liaison, as well as training and on-going education for site staff.

3POINTCARE offers a value proposition to its referring partners:

●	Increased and enhanced access to our specialty services

●	Increased revenues to physicians by increasing their patient volumes

●	Increased revenues to hospitals through patient retention

●	Alignment with value-based payment models

●	Improved patient outcomes

●	Overall healthcare delivery optimization and cost reduction

MARKETING AND SALES STRATEGY

We intend that our business and growth will come through direct presentations to primary care facilities and may also grow by word of mouth and referrals, which we hope will develop a brand and positive reputation. We intend to operate with a dedicated field sales and marketing team. Generally, each State where we operate will be staffed by one business development team member per 20 county territories. The business development and revenue growth may also come from the visibility and efforts of the leadership team, along with the support of business developers in the field. In order to sustain our success, maintain the integrity of our brand, keep pace with rising demand, ride the rapid expansion of the market and capture more market share we must obtain the required funding, estimated at $5,000,000 which is not committed at this time.

Our sales and marketing strategy is outlined below.

Market Development Strategies

a. Our initial focus is to grow the core business: Align solutions, go-to-market strategy and tactics for each of our existing customer market segments where believe there are proven need, benefit, and return on investment.

b. Target Prospects: We will solicit the following:

i)	Nursing Homes

ii)	Hospitals

iii)	Urgent Care Facilities

iv)	Schools

v)	Correctional Facilities

vi)	Physicians

c. We intend to prioritize and drive sales growth where State Laws support Telehealth.

i.	States: There are currently 35 States where we would target expansion

d. We intend to launch to “policy friendly” telemedicine States

i.	7 States with ATA top composite score (GA, CO, VA, TN, MS, NM, CA)

ii.	30 States plus DC ranked second highest for telemedicine “friendly”

Sales and Distribution Strategy

We plan that sales will be driven through a combination of a 3POINTCARE direct sales force and strategic partner/indirect channels (in a “sell with” and “sell through” model). Our strategy will also be to develop and monetize partnerships to promote business and revenue opportunities throughout the ecosystem.

Partnering and “marketing cooperative” relationships with hardware, software, service providers, healthcare systems, insurance companies and others may help provide the synergy for growth in our traditional telehealth consulting and managed services lines. Lead generation and referral may come from partners and strategic alignment with several industry leaders with the applied application being the genesis for sales and services.

Sales Velocity

Our sales strategy will incorporate a process to facilitate sales to enable scale, operational marketing success and sustainability (with continuous improvements to increase sales velocity) to include:

●	Implement a sales funnel methodology and ongoing sales process (qualification, prioritization, revenue forecasting, performance tracking).

●	Invest and implement a Customer relationship Management (CRM) platform for visibility, opportunity development and management.

●	Create sales enablement tools: training, baseline proposals, and value propositions by market segment, pricing, etc.…to enable, replicate success and empower sales executives and partner distribution channels.

●	Procure business intelligence and lead generation tools (for target lists, sales leads).

Plans to Expand Brand Awareness

We plan to hire/invest in marketing/messaging expertise to drive brand awareness

i. We plan to market the 3POINTCARE brand to be known for:

●	Renowned telehealth experts

●	Passion, commitment and partnership collaboration

●	Advocates and champions for the integrity of telemedicine

ii. We plan to pro-actively increase visibility of our projects and thought leadership through active participation in social media outlets

iii We plan to continue to participate in Healthcare Technology/Telehealth conferences, panels

iv. We plan to host conferences, webinars with strategic partners

v. We plan to create Marketing Communications (newsletters to network partners, prospects, distribution partners, employees)

vi. We plan to engage with key technology hardware and software technology partners.

vii. We plan to maintain active participation and sponsorship in Professional Industry and Technology Associations.

viii. We plan to create a world-class “experience” center – to showcase and demo the Virtual Care Center and Patient Centered Medical Home.

ix. We plan to forge strategic alliances for differentiation and market visibility.

REVENUE MODEL

The 3POINTCARE Telehealth revenue model and projections are based upon performance, expansion of core telehealth services, and implementation of new and telehealth service lines. Over the next five years, the anticipated growth in national telehealth fees is expected to be 55% per year. Opportunities for revenue from additional telehealth services lines will be realized over the next five years in the areas of consumer telehealth, consulting, and home healthcare. The national projections include revenue associated with these areas with the most robust being home healthcare. It is believed that the migration of telehealth into the home and to the consumer may account for a larger portion of health services revenue in the future.

Management believes that given the growing market and changes in healthcare i.e., Affordable Care Act, penalties for readmissions, and financial rewards for high quality care and lower cost care, the potential market and pricing options for our core business and additional telehealth services lines is robust.

Competition and Defensibility:

There are a broad range of telehealth products and services available to today’s health care industry. The healthcare industry, in its current state, is uncoordinated and fragmented across the care continuum. There is no shortage of technology companies rapidly innovating to address these challenges. However, like the healthcare industry, the myriad of hardware, software and platform solution offerings are also uncoordinated and fragmented. Each, typically addresses one particular aspect of the continuum of care or its product represents only one piece of the entire “telemedicine network” ecosystem. This leaves healthcare providers and systems confused and overwhelmed with how best to implement a telehealth program.

We intend to be a specialty telehealth medical practice management provider utilizing a proprietary technology and hardware platform to deliver those services to patients via our referring physicians. 3POINTCARE intends to orchestrate, deliver, train and manage an end-to-end customized telehealth program for its primary care referring partners. We believe 3POINTCARE is unique in its approach and the assets that it brings to the marketplace. 3POINTCARE brings the healthcare and technology providers together to create a full and comprehensive healthcare delivery system.

We intend to break down the silos and coordinate an entire program to create a cohesive, holistic solution for healthcare delivery. Our key differentiator we believe is our ability to optimize, deliver and manage across the entire PCMH spectrum.

Conclusion

Market Potential – The Future of Medicine is Telehealth.

The healthcare environment is changing. Telemedicine as we know it today will just be called healthcare in the near future. Due to the Affordable Care Act, the decreasing costs of technology, and the demands of healthcare providers and healthcare consumers, we believe the integration of healthcare and technology may occur.

We believe healthcare, a key economic driver, comprises of about 17% of the nation’s GDP. The projected growth and market for telemedicine is with Americans spending more than any other country on their care at $8,608 per person. The Telemedicine/Telehealth market is approximately $20 billion dollar market and growing at 20% CAGR.

PLAN OF OPERATIONS

Our 2016 plans are as follows:

GOALS

3nd Quarter 2016	Initial Funding using the funds from an Offering to install our telehealth platform, hardware, karts and software in 100 primary care offices in Georgia plus associated staffing with plan implementations and launch our brand.

4th Quarter 2016	Expand our operations and market regions. Additionally, focus on increasing revenue and MSO management.

1st Quarter 2017	Expand our operations into 5 additional states. Additionally, focus on increasing revenue and expense management at practices we manage.

2nd Quarter 2017	Expand additional regions with our integrated brand.

THE BUDGET AND USE OF PROCEEDS

The Company’s budget for next twelve months operations are as follows:

Funds are budgeted for the first twelve months as follows*:

Operations Development	$600,000
Tele cart Hardware	$1,840,000
Operating Expenses	$750,000
General and Administrative	$400,000
Working Capital	$750,000
Legal and Accounting	$110,000
Cost of Commissions and expenses	$500,000
$4,950,000

*The Company may change any or all of the budget categories in the execution of its business attempts. None of the line items are to be considered fixed or unchangeable. The shareholders interest will always be foremost as the determining factor in our decisions.

The Company will need substantial additional capital to support its expansion budget. The Company has no revenues to date and does not anticipate receiving sufficient revenues from its operations to generate a profit in the near future.

ITEM 1A. RISK FACTORS

The ownership of the Company’s securities involves certain risk factors, including without limitation, lack of liquidity, various conflicts of interest, and economic and market risks. An investment in the Company’s common stock involves a number of risks. The risks discussed in this document could materially and/or adversely affect our business, financial condition and results of operations and cause the trading price of our common stock to decline significantly.

RISK FACTORS RELATING TO OUR BUSINESS SECTOR

Our business could be adversely affected by new state actions relating to healthcare services and telemedicine providers, which could restrict our ability to provide the full range of our services in certain states.

Our ability to conduct business in each state is dependent upon the state’s treatment of telemedicine (and of remote healthcare delivery in general, such as the permissibility of, and requirements for, physician cross-coverage practice) under such state’s laws, rules and policies governing the practice of medicine, which are subject to changing political, regulatory and other influences. Cross-coverage regulation refers to the state rules under which one doctor is permitted to treat the regular patients of another doctor remotely. Some state medical boards have established new rules or interpreted existing rules in a manner that limits or restricts our ability to conduct our business as currently conducted.

Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; licensure standards for doctors and behavioral health professionals; laws limiting the corporate practice of medicine; cyber security and privacy laws; laws and rules relating to the distinction between independent contractors and employees; and tax and other laws encouraging employer-sponsored health insurance. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the states in which we intend to operate, we believe we are in compliance with all applicable regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. In the event that we must remedy such violations, we may be required to modify our services and products in such states in a manner that undermines our solution’s attractiveness to patients or Providers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate state medical board licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to Clients and Members, which could have a material adverse effect on our business, financial condition and results of operations.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our Providers, vendors and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

●	The federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

●	The federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal

●	Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	The criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	The federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

●	Reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

●	Similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

●	State laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

●	Laws that regulate debt collection practices as applied to our debt collection practices;

●	A provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

●	Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

●	Federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

We have no operating history in our business and expect to incur losses, which we expect to continue, and we may never achieve or sustain profitability.

We expect significant investments to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to build our client and provider bases, broaden the scope of services we offer and expand our applications of technology through which patients can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is expected to be dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The PPACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Many of these changes require implementing regulations, which have not yet been drafted or have been released only as proposed rules.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. While the PPACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be cover by health benefits. For example, the PPACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. The full impact of many of the provisions under the PPACA is unknown at this time. For example, the PPACA established an Independent Payment Advisory Board that, beginning January 16, 2014, can recommend changes in payment for physicians under certain circumstances, which the Department of Health and Human Services, or HHS, generally would be required to implement unless Congress enacts superseding legislation. The PPACA also requires HHS to develop a budget-neutral, value-based payment modifier that provides for differential payment under the Medicare Physician Fee Schedule, or the MPFS, for physicians or groups of physicians that is linked to quality of care furnished compared to cost. Physicians in groups of 100 or more eligible professionals who submit claims to Medicare under a single tax identification number will be subject to the value modifier in 2015, based on their performance in calendar year 2013; the modifier will apply to all other physicians by 2017. HHS has not yet developed a value-based payment modifier option for hospital-based physicians. We cannot assure you that our Clients will not impose similar payment modifiers for services that we provide.

Physician payments under the MPFS are updated on an annual basis according to a statutory formula. Because application of the statutory formula for the update factor would have resulted in a decrease in total physician payments for the past several years, Congress has intervened with interim legislation to prevent the reductions. For 2014, CMS projected a rate reduction of 20.1% from 2013 levels and earlier estimates had projected a 24.4% reduction. A series of laws was enacted that delayed the scheduled reduction in physician payments and provided for a 0.5% increase through December 31, 2014, and a zero percent update from 2014 payment amounts to the 2015 Physician Fee Schedule through March 31, 2015. If Congress fails to intervene to prevent the negative update factor in the future through either another temporary measure or a permanent revision to the statutory formula, the resulting decrease in payment may place additional pricing pressure on us and our arrangements with our Clients.

In November 2012, CMS adopted a rule under the PPACA that generally allowed physicians in certain specialties who provide eligible primary care services to be paid at the Medicare reimbursement rates in effect in calendar years 2013 and 2014 instead of state-established Medicaid reimbursement rates, referred to as the Medicaid-Medicare Parity. Generally, state Medicaid reimbursement rates are lower than federally established Medicare rates. During 2013, state agencies were required to submit their state plan amendments, or SPAs, outlining how they will implement the rule, including frequency and timing of payments to CMS for review and approval. In December 2013, CMS indicated that all SPAs had been approved for enhanced Medicaid-Medicare Parity reimbursement through December 2014. Congress did not act before the end of the year to extend the Medicaid-Medicare Parity and the rule expired. Legislation has been proposed to retroactively extend Medicaid-Medicare Parity for calendar year 2015 but has not yet been enacted. Certain states have decided to fully or partially extend the Medicaid-Medicare Parity. It is unclear at this time how these limited state increases or the continued failure to extend the rule at the federal level will impact our business.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post acute services for episodes of hospital care. The Medicare Acute Care Episode Demonstration is currently underway at several healthcare system demonstration sites. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

Finally, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction, or the Joint Committee, to recommend proposals in spending reductions to Congress. The Joint Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included aggregate reduction to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, or if our solution does not drive Patient engagement, the growth of our business will be harmed.

The telehealth market is relatively new and unproven, and it is uncertain whether we can achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Patients to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to health plans, government agencies and other purchasers of healthcare for beneficiaries. If our Clients and Members do not perceive the benefits of our solution, or if our solution does not drive patient engagement, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties business affiliates, including our referring partner practices and technology providers. For example, we partner with Primary Practice’s and rely on them to refer their Patients to our Specialists. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased Client use of our applications or increased revenue.

Our business and growth strategy depend on our ability to maintain and expand a network of qualified Providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of qualified Providers. If we were unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, Providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our Clients or difficulty meeting regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with Providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure to maintain or to secure new cost-effective Provider contracts may result in a loss of or inability to grow our membership base, higher costs, healthcare provider network disruptions, less attractive service for our Clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both our Providers and potentially us in this litigious society. Although we, 3PointCare and Tele-LifeMD carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. TeleLife MD carries professional liability insurance covering $1.0 million per claim and $3.0 million in the aggregate for itself and each of its healthcare professionals (the Practice Providers), and we separately carry a general insurance policy, which covers medical malpractice claims, covering $1.0 million per claim and $3.0 million in the aggregate. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our Providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our Providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

Rapid technological change in our industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

The emergence of new technologies may require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, away from high-deductible health plans, or the emergence of new technologies as more competitors enter our market, could result in our solution being less desirable or relevant.

If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

If our new applications and services are not adopted by our Partners or Patients, or if we fail to innovate and develop new applications and services that are adopted by our Patients, our revenue and results of operations will be adversely affected.

We expect to derive a substantial majority of our revenue from Patient referrals from our primary care partners for our Specialist telehealth solution, and our longer-term results of operations and continued growth will depend on our ability successfully to develop and market new applications and services that our Patients want and are willing to purchase. In addition we will invest significant resources in research and development to enhance our solution and introduce new high-quality applications and services. If Patients are not willing to make additional payments for such new applications, or if new Patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose Patients. Our results of operations would also suffer if our innovations were not responsive to the needs of our Patients, appropriately timed with market opportunity or effectively brought to market.

If our arrangements with our Providers or our Partners are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which our Partners may be located prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into agreements with our Providers pursuant to which they render professional medical services. In addition, we enter into contracts with our Physicians to deliver professional services in exchange for fees. These contracts include management services agreements with our affiliated physician organizations pursuant to which the physician organizations reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our Providers to comply with these statutes, could eliminate Clients located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our Clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our revenue and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our securities will be listed, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

In order to support the growth of our business, we may need to incur additional indebtedness under future credit facilities or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of telehealth. Accordingly, we will need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new referring Partner Practices and to manage our existing client base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We expect to continually execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets as well as into other telemedicine related markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

Our use, transmission, and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base,business partner base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information, or PHI. These laws and regulations include the Health Information Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations (referred to collectively as HIPAA). HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we may store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive Client or patient (of business affliliates) data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting Client confidence. Clients may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to Clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses in the amount of $5.0 million per claim, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may outsource important aspects of the storage and transmission of patient information, and thus may rely on third parties to manage functions that have material cyber-security risks. We may attempt to address these risks by requiring outsourcing subcontractors who handle patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of patients’ proprietary and protected health information.

We will also publish statements to our business affiliates and others for which our systems receive information that will describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, gross margin, net loss and cash flows, may vary significantly in the future, and period-to-period comparisons of our results of operations may not be at all meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.

To manage our anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software, technical personnel and management personnel, and the availability of such personnel, in particular software technicians, may be constrained.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, and give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer which could negatively affect our reputation and harm our ability to attract and retain Clients.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new Clients and business affiliates. Our brand promotion activities may not generate Client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain Clients or business affiliates necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad Client adoption of our solutions.

The estimates of market opportunity and forecasts of market growth included in this prospectus may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this prospectus relating to the size and expected growth of the telehealth market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to retain significant voting power.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 75% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

●	delay, defer or prevent a change in control;

●	entrench our management and our board of directors; or

●	Impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Risk of Lack of Additional Financing

The working capital needs of the Company consist primarily of the financing of marketing, sales, expansion of regioins and expansion of operations, regulatory costs, and cost associated with financing and legal and administrative. We currently do not have the funds to support these activities and intend to seek funds in a future private offering in order to support such activities.

As the Company does not have sufficient funds to conduct its business model it will be required to obtain the necessary funds either through debt or equity financing or which might include some form of cost-sharing arrangement with others. There is no assurance that the Company will be successful in obtaining any financing. These various financing alternatives may dilute the interest of the Company’s Stockholders and put Shareholders at risk. (See “Budget” and “Business of the Company”).

If the Company raises additional capital through the issuance of equity securities or use equity instruments for acquisitions, our stockholders and Noteholders may experience substantial dilution.

If the Company decides to pursue any such capital raising that require additional capital raising or the issuance of equity securities, and is successful in such efforts, existing stockholders will experience dilution of their percentage ownership interests in the Company. Therefore, any new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of the Company’s common stock.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations in the near future. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the healthcare industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Outside Advisors

To supplement the business experience of its Officers and Directors, the Company may be required to employ accountants, technical experts business, appraisers, attorneys, or other consultants or advisors. The Company’s Management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

Indemnification of Officers and Directors

The Colorado Business Corporation Act provides for the indemnification of its Directors, Officers, employees and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its Directors, Officers, employees or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that we will be unable to recoup.

In the Event of Dissolution or Termination of the Company, Shareholders May Suffer Losses

In the event of dissolution or termination of the Company, the proceeds realized from the liquidations of assets or termination, if any, will be distributed to the secured creditors, any Noteholders, and then the shareholders, but only after the satisfaction of the claims of all senior secured creditors. Accordingly, the ability of a Shareholder to recover all or any portion of his/her investment under such circumstances would depend on the amount of funds so realized and claims to be satisfied therefrom, and be improbable.

Reporting and Financial Information

The Company is subject to the reporting requirements under the Securities and Exchange Act of 1934, under Section 12(g). As a result, Stockholders and Note Holders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. The Company intends to provide its Stockholders with annual reports containing financial information prepared in accordance with generally accepted accounting principles audited by independent certified public accountants pursuant to the Securities and Exchange Act annually. The Company will also provide its quarterly reporting under Section 13 (a) of the Securities and Exchange Act.

Dependence upon Outside Advisors

To supplement the business experience of its Officers and Directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company’s Management, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

All decisions with respect to the Management of the Company will be made exclusively by Management

All decisions with respect to the management of the Company will be made exclusively by Senior Management with the guidance of Members of the Board of Directors. The success of the Business will, to a large extent, depend on the quality of the Management of the Company. Although management members have had business experience, there can be no assurance that they will perform adequately or that the Business will be successful. Shareholders will have no right or power to take part in the management of the Company. Accordingly, no person should purchase any of the Securities of the Company unless the prospective purchaser is willing to entrust all aspects of the management of the Company to Senior Management and has evaluated their capabilities to perform such functions.

Dependence upon Management and Limited Participation of Management

None of the Company’s officers work for the Company on a full time basis. All current positions are part-time, and most of the operational components of the Company are outsourced. Post funding achievement of at least $1,000,000, the Company will immediately employ a full time CEO, CFO, COO and Chief Medical Officer with full Profit Center responsibility reporting directly to the Board of Directors. It is anticipated that current management will be expected to devote sufficient time to the Company, and dependent of receipt of sufficient funds to support expansion, the Board of Directors will assess the need for full-time executive leadership. In the interim the Company will be heavily dependent upon the skills, talents and abilities, as well as the attributes of consultants to implement its business plan. The Company may, from time to time, find that the inability of the Officers, Directors and consultants to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. (See “Officers and Directors”)

Conflicts Of Interest

Certain conflicts of interest may exist between the Company and its Officers and Directors. Officers or Directors may bring related business opportunities to the Company in which they have an interest. They all have other business interests to which they devote their attention, and will be expected to continue to do so. They will also devote management time to the business of the Company. As a result, conflicts of interest or potential conflicts of interest may arise from time to time that can be resolved only through the Officers and Directors exercising such judgment as is consistent with fiduciary duties to their other business interests and to the Company.

Risks in Equity

We expect our stock price to be volatile which could cause a complete loss of investment to purchasers of our stock.

The trading price of our common stock is likely to be highly volatile. Our stock price could fluctuate widely in response to many factors, including, but not limited to the following:

a.	our historical and anticipated quarterly and annual operating results;

b.	announcements of new products or services by us or our competitors or new competing technologies;

c.	investors’ perceptions of us and investments relating to our Company’s industry;

d.	developments in the industry;

e.	technological innovations;

f.	failure to diversify;

g.	changes in pricing made by us, our competitors or providers of alternative/substitute services;

h.	the addition or loss of business customers

i.	variations between our actual results and analyst and investor expectations

j.	condition or trends in the health industry, including regulatory developments

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

The stock market, from time-to time, has experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similar companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been instituted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon the company’s business, results of operations, and financial condition.

In the past, the trading price of the Company’s common stock has experienced substantial volatility and have traded at very low volumes and prices. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of April 30, 2016, we had 372,090,117 shares of common stock outstanding (including 351,000,000 shares due to be issued for the Medhold transaction and after cancellation of 35,000,000 shars to treasury), of which approximately 21,090,563 shares of common stock is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

Penny Stock Reform Act. In October 1990, congress enacted the “Penny Stock Reform Act of 1990” (the “90 Act”) to counter fraudulent practices common in Penny Stock transactions. Rule 3a51-1 of the Exchange Act defines “Penny Stock” as an equity security that is not among other things;

a)	a reported security (i.e., listed on certain national securities exchanges);

b)	a security registered or approved for registration and traded on a national securities exchange that meets certain guidelines, where the trade is effected through the facilities of that national exchange;

c)	a security listed on NASDAQ;

d)	a security of an issuer that meets certain minimum financial requirements (“net tangible assets” in excess of $2,000,000 if the issuer has been continuously operating for less than three (3) years), or “average return” of at least $6,000,000 for the last three years; or

e)	a security with a price of at least $5.00 per share for the transaction in question or that has a bid quotation (as defined in the rule) of at least $5.00 per share.

Under rule 3a51-1, the Company’s common stock falls within the definition of “Penny Stock,” pursuant to the 90 Act, broker-dealers, prior to effecting a transaction in a Penny Stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for Penny Stocks as well as specific information about the Penny Stock and the transaction involving the purchase and sale of that stock (e.g., price quotes and broker-dealer and associated person compensation). Subsequent to the transaction, the broker is required to deliver monthly or quarterly statements containing specific information about the Penny Stock. These added disclosure requirements will most likely negatively affect the ability of purchasers herein to sell their shares in the secondary market.

We will need to raise additional funds which could dilute the shares

We need to raise additional funds through public or private debt or equity financing to be able to fully execute our business plan. Any additional capital raised through the sale of equity may dilute the investor’s ownership interest. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain sufficient additional funds, we will be unable to execute our business plan.

We may issue shares to raise capital or for services in the future at a price lower than that paid by current investors and such actions would be dilutive, even highly dilutive, of current outstanding shares, which would adversely affect market values

We will need to raise substantial amount of additional capital and may issue shares for cash, services, or acquisitions at a price less than that paid by current owners, as needs arise. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if a significant market ever develops for our shares.

Our securities have been thinly traded on the Over-The-Counter Market, “Pink” which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Market (OTC - Pink), under the symbol MIHI. Securities traded on the Over-The-Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTC markets. Quotes for stocks included on the OTC market are not listed in newspapers. Therefore, prices for securities traded solely on the OTC may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

As of date of this report, we had 371,090,593 shares of common stock outstanding, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered “Restricted Securities” as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

Our operating results in future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors, and this could affect our market price

Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of the company’s control. These factors include many of which are discussed in other risk factors; such as low revenues, competition, failure to approve products proposed, lack of additional capital, management changes, and intellectual property infringement claims to extremely high operating costs. If our operating results are negatively affected by any of these factors, our operating results in future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, any trading price of our common stock would decline.

Limitations on directors’ and officers’ liability.

The Company’s articles of incorporation provide, as permitted by governing Colorado law, that a director or officer of the Company shall not be personally liable to the company, or its shareholders, for monetary damages for breach of his or her fiduciary duty of care as a director or officer, with certain exceptions. In addition, the company has agreed to indemnify its officers and directors to the fullest extent permitted by Colorado law. Such provisions may discourage stockholders from bringing a lawsuit against directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against directors and officers even though such action, if successful, might otherwise have benefited the company’s stockholders. In addition, a stockholder’s investment in the company may be adversely affected to the extent that the company, pursuant to such provisions, pays costs of settlement and damage awards against the company’s officers or directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of April 30, 2016 and date of this report, we did not own any properties. Our management signed a month to month lease for an office suite in Duluth, Georgia, effective May 1, 2016. The address for this location is 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097. The lease calls for monthly payments, of approximately $300 per month and can be cancelled at anytime.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2016, neither the Company nor any member of management was a party to any legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medina International Holdings, Inc. is quoted on the Over-the-Market (OTC) market and the trading symbol for the Company’s common stock is MIHI. The Company’s common stock began trading on the Over-the-Market (OTC) in May of 2006.

As of the date of this report, the Company’s common stock has been thinly traded. There may never be substantial activity in the market and if there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail for our Company’s common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, were as follows:

Year ended April 30, 2016	High	Low

First Quarter	$0.0125	$0.0111
Second Quarter	$0.011	$0.0111
Third Quarter	$0.011	$0.007
Fourth Quarter	$0.02878	$0.005

Year ended April 30, 2015	High	Low

First Quarter	$0.04	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.01	$0.01
Fourth Quarter	$0.01	$0.01

As of June 24, 2016, the majority shareholders and the Board of Directors of the Company approved a change of name to Medical Innovation Holdings, Inc. and a ten for one reverse split effective September 15, 2016, subject to FINRA approval. We are requesting to retain the trading symbol.

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

Recent Sales of Unregistered Securities

The Company committed to issue 351,000,000 common s hares (restricted) for its new business plan as unregistered securities during the fiscal year ended April 30, 2016. The following presents the purpose for the issuance of unregistered securities:

Person/Entity	No. of Common Stock		Purpose
Designees of Medical Innovations Holdings, Inc.	351,000,000	*	Acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, Inc.

* Such were not issued until subsequent to year end.

Exemption from Registration Claimed

The sale, if any, by the Company of its unregistered securities was made by Registrant in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended. The corporation, which purchased the unregistered securities, was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchase. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for three years. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements and the Notes thereto.

	During the year ended April 30,
	2016	2015	2014
Operating Results
Net Sales	$0	$239,059	$2,124,657
Gross Margin	$0	$(19,350)	$719,890
Net Gain/Loss	$0	$(650,893)	$(44,455)
Balance Sheet
Total assets	$0	$147,950	$310,611
Total debt	$0	$3,243,077	$2,754,845
Total Stockholders’ equity	$0	$(3,095,127)	$(2,444,234)
Cash Flows
Net cash received (used) by operating activities	$0	$16,146	$(18,817)
Net cash used by investing activities	$0	$0	$(67,183)
Net cash provided (used) by financing activities	$0	$(23,190)	$(83,392)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-K contains forward-looking statements. The presentation of future aspects of Medina International Holdings, Inc. (“Medina International Holdings, Inc.,”“Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by Medina International Holdings, Inc. in those statements. Important facts that could prevent Medina International Holdings, Inc. from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

(a) Volatility or decline of the Company’s stock price;

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its services, the Company may not be able to attract or retain qualified executives and personnel, the Company’s services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company’s businesses.

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

Overview

Medina International Holdings, Inc. (“Medina,” “we,” “us,” “Company”) was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. We intend to change our name to Medical Innovation Holdings, Inc. We have changed control, divested the Company of its prior operations including old assets and liabilities and restructured to continue in the business described in this filing. Our corporate offices are located at 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097and our telephone number is (866) 883-3793.

The Company’s Stock trades on the OTC Market under the symbol “MIHI”. We intend to change our name to Medical Innovations Holdings, Inc., and shareholders have approved such a change to be effective September 15, 2016.

On April 29, 2016, we completed a Definitive Agreement by which we acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, and thereafter, under a Definitive Agreement, divested the Harbor Guard Boats, Inc. business to the former management, thereby releasing over $ 3,112,599 in debt associated with the Harbor Guard assets and business. The Harbor Guard assets had not generated any significant revenue for several years, and required major capital to relaunch and manufacture boats, in a very competitive market. The Board deemed that it was in the best interest of the shareholders to move in a new business direction with the elimination of a large amount of debt that had been carried. The Company issued a total of 351,000,000 common shares for the new Medical Innovations assets and business plan, and 30 Series “A” Convertible Preferred shares were transferred to Medhold, and the Company received 35 million shares of common stock from prior management to retire to treasury in conjunction with the simultaneous divestiture of the old Harbor Guard Boats, Inc. subsidiary and the relief of approximately $3,112,599 in debt from the Company liabilities.

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

MEDINA INTERNATIONAL HOLDINGS, INC.

Proforma Balance Sheets

(UNAUDITED)

	January 31,2016	Proforma	Proforma	Proforma	April 26, 2016
	(Un-Audited)	Adjustments	Adjustments	Adjustments	Post Closing
	Pre-Closing	MIHI	HGB	MEDHOLD	MIHI
ASSETS
Cash	$33,822		$33,822		$-
Inventory	240,966		240,966		-
Total current assets	274,788		274,788		-

Fixed Assets:	745,742	412,729	333,013		-
Accumulated depreciation	(717,686)	(412,729)	304,957		-
Total property & equipment	28,056		28,056		-

Prepaid expenses & deposits	8,589		8,589		-
TOTAL ASSETS	$311,433	$-	311,433		$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$349,427		173,254		176,173
Accrued liabilities	1,582,672	1,140,311	442,361
Short term debt	94,640	23,677	70,963		-
Customer Deposit	535,488		535,488		-
Notes payable	489,842	233,817			256,025
Related Parties - short-term borrowings from shareholders	492,730		492,730		-
Total current liabilities	3,544,799	1,397,805	1,714,796		432,198
Shareholders’ Equity
Series A preferred stock, $0.01 par value, 50 shares authorized, 30 shares issued and outstanding on January 31, 2016	360,000				360,000
Common stock, $0.0001 par value, 500,000,000 shares authorized 56,090,117 shares issued and outstanding on January 31, 2016	5,609	3,500		35,100	37,209
Additional paid-in capital	4,907,950	(1,401,305)	(684,297)	954,334	6,579,292
Accumulated deficit	(8,506,925)		2,087,660	(989,434)	(7,408,699)
Total stockholders’ equity (deficit)	(3,233,366)	(1,397,805)	1,403,363	-	(432,198)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$311,433	-	311,433		$-

MEDINA INTERNATIONAL HOLDINGS, INC.

Proforma Statement of Operations

For the 12 Months Ended April 30, 2015

( UNAUDITED)

	12 Months Ended 4/30/15	Proforma	Proforma	Proforma	Proforma Post
	Pre Closing	Adjustment	Adjustment	Adjustment	Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$239,059	$239,059	0		$-
Cost of Goods Sold	258,409	258,409	0		$-
Gross Profit (Loss)	(19,350)	19,350	0		-

General and administrative expenses	376,788	333,339	0		$43,449
Selling and marketing expenses	34,303	34,303	0		$-
Write off Inventory	93,949	93,949	0		$-
Write of Intangible Assets	73,765	-	989,434		$1,063,199
Income (Loss) from operations	(598,155)	(480,941)	(989,434)		1,106,648

Other income	30,347	30,347	0		$-
Forgiveness of debt				3,243,077	$3,243,077
Interest expense	(83,085)	(28,043)	0		$(55,042)
Net other (loss)	(52,738)	(2,304)	-	3,243,077	3,188,035
	-
Loss before income tax (expense) benefit	(650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Income tax (expense) benefit	-

Net Income (Loss)	$(650,893)	(478,637)	(989,434)	3,243,077	2,081,387
Net loss per share (Medina International Holdings, Inc.):
Basic	$(0.01)	$-	$-		$-
Diluted	$(0.01)	$-	$-		$-

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	372,090,117		372,090,117
Diluted	56,090,117	56,090,117	372,090,117		372,090,117

MEDINA INTERNATIONAL HOLDINGS, INC.

Proforma Statement of Operations

For the Nine Months Ended January 31, 2016

(Unaudited)

	9 Months Ended 1/31/16	Proforma	Proforma	Proforma	Proforma Post
	Pre Closing	Adjustment	Adjutment	Adjutment	Closing
	CONSOLIDATED	HGB	MEDHOLD	Note A	MIHI
Sales, net	$27,645	(27,645)	0		-
Cost of Goods Sold	74,521	(74,521)	0		-
Gross Profit (Loss)	(46,876)	46,876	0		-

General and administrative expenses	159,118	(152,125)	0		6,993
Selling and marketing expenses	960	(960)	0		-
Impairment of Assets	-	-	989,434		989,434
Income (Loss) from operations	(206,954)	199,961	989,434		996,427

Other income	94,038	(94,038)	0		-
Forgiveness of debt				3,112,601	3,112,601
Interest expense	(25,325)	(10,782)	0		(14,543)
Net other (loss)	68,713	(83,256)	0	3,112,601	3,098,058
	-
Loss before income tax (expense) benefit	138,241	116,705	989,434	3,112,601	2,101,631
Income tax (expense) benefit

Net Income (Loss)	$138,241	116,705	989,434	(3,112,601)	2,101,631
Net loss per share (Medina International Holdings, Inc.):
Basic	$0.00	$0.00	$0.00		0.00
Diluted	$0.00	$0.00	$0.00		0.00

Weighted average number of shares outstanding:
Basic	56,090,117	56,090,117	351,000,000		372,090,117
Diluted	56,090,117	56,090,117	351,000,000		372,090,117

Note A:	$3,243,077 liability was transferred to Harbor Guard Boats is recorded as extinguishment of debt.
There is no tax liability because of Medina has net operating losses carried forward .

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the years ended April 30, 2016 and 2015, as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Our newly acquired business plan had no operations prior to its adoption in April 2016 and therefore no operating results are available.

The parent company registrant Statement of Operations, post divestiture of the subsidiary is presented below :

The following tables present our results of operations for the two divested business subsidiary Harbor Guard Boats, Inc. for the years ended April 30, 2016 and 2015, as well as the percentage changes from year to year. (Please see Notes on page 39 for further explanation)

	For the year ended April 30,		Dollar Change	Percentage Change
	2016	2015	2016 vs. 2015	2016 vs. 2015

Sales, net	$-0-	$239,059	$-239,059	-100%
Cost Of Sales	-0-	258,409	-258,409	-100%
Gross Profit	-0-	(19,350)	19,350	100%

General and administrative expenses	-0-	376,788	-376,788	-100%
Selling and marketing expenses	-0-	34,303	-34,303	-100%
Write of off Inventory	-0-	93,949	-93,949	-100%
Write of off Intangible asset (Note 1)	618,103	73,765	544,338	737.9%
Loss from Operation	(618,103)	(598,155)	(19,948)	3.3%

Other income	-0-	30,347	-30,347	-100%
Interest expense	-0-	(83,085)	83,085	-100%
Net other loss	-0-	(52,738)	52,738	-100%

Loss before income tax (expense) benefit	$(618,103)	$(650,893)	32,790	-.5%
Income tax (expense) benefit	-0-	-0-	-0-	-0-

Net Loss from Operations	$(618,103)	$(650,893)	$32,790	-.5%

2016 Compared to 2015

Net Sales

	For the Years Ended April 30,		Dollar Change	Percent Change
Revenue	2016 (Note 2)	2015	2016 vs. 2015	2016 vs. 2015
Number of Boats	-0-	1		-100%
Boat sales, net	$-0-	$239,059	$-239,059	-100%

Total	$-0-	$239,059	-239,059	-100%

Our former source of revenue since our inception was attributable to commercial watercraft. Our Company sold watercraft and parts and earned nominal revenues for the year ended April 30, 2016 as compared to $239,059 in revenues for the year ended April 30, 2015.

The decrease in sales for the year ended April 30, 2016 of $239,059 or100%, was due to an decrease in watercrafts sales.

Cost of sales

Costs of sales are costs to produce our product and generally consist of direct materials, direct labor and production overhead.

	For the year ended April 30,		Dollar Change	Percentage Change
	2016 (Note 2)	2015	2016 vs 2015	2016 vs 2015
Cost of sales	$-0-	$258,409	$-258,409	-100%
Gross profit (loss)	$-0-	$(19,350)	$19,350	-100%
Gross profit as a percentage of net sales	$-0-	(7.49)%	7.49%	-100%

The decrease in cost of goods sold for the year ended April 30, 2016 of $258,409 or 100%, was primarily due to the decrease in sales. Our cost of goods sold comprised of direct material, direct labor, and production overhead which includes depreciation. Decrease in gross profit (loss) for the year ended April 30, 2016 of $19,350 or 100% was mainly due to decrease in sales. We include royalty payments for the use of the patents, as part of the production overhead.

Selling and marketing expenses

	For the year ended April 30,		Dollar Change	Percentage Change
Selling and Marketing Expenses	2016 (Note 2)	2015	2016 vs. 2015	2016 vs. 2015
Selling and Marketing Expenses	$-0-	$34,303	$-34,303	100%

Selling expenses included:

a)	Commission paid to sales personnel;

b)	Traveling expenses related to sales;

c)	Freight expenses and

d)	Marketing expenditures.

e)	Trade show expenses

The decrease in selling and marketing expenses of $34,303 or 100%, during the year ended April 30, 2016 compared to that for the year ended April 30, 2015, was primarily due to commission on sales and freight associated with sales.

Other Income and Expenses

	For the year ended April 30,		Dollar Change	Percentage Change
Other Income (Expenses)	2016 (Note 2)	2015	2016 vs. 2015	2016 vs. 2015
Other Income	$-0-	$30,347	$-30,347	100%
Other Expense	$-0-	$(83,085)	$83,085	100%

Other income consisted of cancellation of debt by our vendors.

Other Expense consists of interest expense on notes payable, credit cards, line of credits and shareholders’ loans. Our other expenses increased by $83,085 or 100%, during the year ended April 30, 2016.

General and administrative expenses shown as breakdown for 2016 from parent and divested subsidiary.

	For the year ended April 30,			Dollar Change	Percentage Change
General and Administrative Expenses	2016 HG (Note 2)	2016 Parent (Note 3)	2015	2016 vs. 2015	2016 vs. 2015
General and Administrative Expenses	$-0-	$-0-	$376,788	$-376,788	100%

The decrease in general and administrative expenses for the year ended April 30, 2016 of $376,788 or 100%, was mainly due to the decrease in depreciation, designs, licenses, medical, moving, repair, office, postage, professional expense, public relation and insurance expense for the year ended April 30, 2016 due to discontinuation of boat building.

General and administrative expenses included, but not limited to:

a)	Professional fees for legal, accounting, consulting, and development activities;

b)	Public company related expenditures;

c)	Stock compensation for services rendered to the Company;

d)	Management salaries

e)	Compensation expenses; and

f)	Payroll taxes

Net Income (Loss)

	For the year ended April 30,			Dollar Change	Percentage Change
Net Income (Loss)	2016 HG (Note 2)	2016 Parent	2015	2016 vs. 2015	2016 vs. 2015
Net Income (Loss)	$-0-	$(618,103)	$(650,893)	$32,790	-5%

Based on the explanations described above, our net loss of $(618,103) for the period ended April 30, 2016 decreased by $32,790, or-5%, from net loss $650,893 for the year ended April 30, 2015 due to the divestiture of it’s Harbor boat subsidiary.

Note1: Relates to the write off of intangibles resulting from the Harbor Guarad Boats discontinuance and divestiture.

Note 2: Relates to the discontinued Harbor Guard subsidiary – divested at April 29, 2016.

Note 3: All General and Administrative were allocated to the discontinued operations which were discontinued at April 29, 2016.

Liquidity and Capital Resources

	For the Years Ended April 30,
Cash Flow	2016	2015

Net cash provided by (used in) operating activities	$16,500	$34,255
Net cash provided by (used in) investing activities (divestiture)	$-0-	$(0)
Net cash provided by (used in) financing activities	$18,100	$(23,190)

As of April 30, 2016, we had no cash on hand, an inventory of $0 and net fixed assets of $0. As of April 30, 2016, our total current liabilities were $619,703, which were represented mainly by accounts payable of $159,673, short-term debt of $-0-, notes payable of $441,930 to unrelated party, and short-term borrowings from shareholders totaling $18,100. At April 30, 2016, our current liabilities exceeded current assets by $618,103.

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

Our operations provided $0 in operating activities for the year ended April 30, 2016 compared to that of $34,255 used for year ended April 30, 2015.

The Company had an accumulated deficit, as of April 30, 2016, of $618,103 compared to that for the year ended April 30, 2015, of $8,368,686.

Subsequent Events

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

Short Term

On a short-term basis, we have not generated revenues sufficient to cover operations. Based on our Company’s prior history, we may continue to have insufficient revenues to satisfy current and recurring liabilities.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. No commitments to provide additional funds have been made by the Company’s management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred.

We will need substantial additional capital to support our continuing operations. We now continue to operate at a net loss. We have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve significant sales, and could fail in business as a result of these uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Our business is denominated in U.S. dollars and fluctuations in the foreign currency markets will have a minimal effect on our business for the foreseeable future.

Commodity Prices

We are not exposed to market risk from changes in commodity prices.

Insurance

We are exposed to multiple risks, including data theft, professional liability joinder, and general operations liabilities. We intend to carry insurance for these risks, through general liability insurance, which will adversely affect our operations if any of these risks result in claims not covered by insurance.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medina International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Medina International Holdings, Inc., and subsidiary as of April 30, 2016, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the period from inception (April 29,2016) to April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medina International Holdings, Inc., and subsidiary as of April 30, 2016, and the consolidated results of their operations and their consolidated cash flows for the period from inception (April 29, 2016) to April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations and had an accumulated and stockholders’ deficit of $662,000, respectively, as of April 30, 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates, APC

Los Angeles, California

August 10, 2016

Consolidated Balance Sheets - USD ($)	Apr. 30, 2016
ASSETS
Cash	$1,600
Total current assets	1,600
TOTAL ASSETS	$1,600
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Accounts payable	$203,643
Notes payable	441,930
Related Parties - short-term borrowings from shareholders	18,100
Total current liabilities	663,673
Common stock, $0.0001 par value, 500,000,000 shares authorized 372,090,000 shares issued and outstanding on April 30, 2016	37,209
Additional paid-in capital	(37,209)
Accumulated deficit	(662,073)
Total stockholders’ deficit	(662,073)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,600
Series A Preferred Stock [Member] Series A preferred stock, $0.01 par value, 30 shares authorized, -0- shares issued and outstanding on April 30, 20156
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Preferred stock value
Series B Preferred Stock [Member]Series B preferred stock, $0.001 par value, 100 shares authorized, -0- shares issued and outstanding as on April 30, 2016
Preferred stock value	-

“The accompanying notes are an integral part of these financial statements.”

Period from
Statements of Operations (USD $)	April 29 - April 30, 2016
Operating expenses:
General and administrative expenses	$-
Asset impairment	662,073
Total operating expenses	662,073
Loss from operations	$662,073
Income taxes
Net loss	$-
Net loss per common share Basic and diluted	-
Weighted average number of common shares	372,090,000

“The accompanying notes are an integral part of these financial statements.”

Statement of Changes in Stockholders’ Equity (USD $)	Total	Preferred Shares Number	Preferred Shares amount	Common Stock Number	Common Stock amount	Additional Paid-In Capital	Accumulated (Deficit)
Balance at the beginning of the period, Amount at April, 29,2015	$-	-	-	-	$-	$-	$-

Shares issued on reverse merger			-	21,090,117	2,109	(2,109)
Recapitalization of shares	-			351,000,000	35,100	(35,100)
Net loss for the period	(662,073)						(662,073)
Balance at the end of the period, Amount at April 29, 2016	$(662,073)	30	-	372,090,117	$37,209	$(37,209)	$(662,073)

“The accompanying notes are an integral part of these financial statements.”

Statements of Cash Flows (USD $)	Period from
April 29 - April 30, 2016
OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(662,073)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Impairment of asset	662,073
Changes in:
Accounts payable and accrued liabilities	(16,500)
Net cash (used in) operating activities	(16,500)
INVESTING ACTIVITIES
Net cash (used in) investing activities
FINANCING ACTIVITIES
Due to Shareholders	18,100
Net cash provided by financing activities	18,100
NET CHANGE IN CASH	1,600
CASH, Beginning	0
CASH, Ending	$1,600
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid	0
Income taxes paid	0

“The accompanying notes are an integral part of these financial statements.”

NOTE 1- INTRODUCTION

On April 29, 2016, Medina International Holdings, Inc. (the “Company”) entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture (“MedHold”) with an effective date of April 29, 2016, whereby all of the assets of MedHold were acquired by the Company. In conjunction therewith, 351,000,000 shares were issued. Since the owners of MedHold now own approximately 94% of Medina, this transaction has been accounted for as a reverse acquisition of Medina by MedHold resulting in a recapitalization of Medhold. Accordingly, the financial statements presented herein are those of MedHold as an accounting acquirer. Since MedHold was formed on April 29, 2016, the financial statements of MedHold are from April 29, 2016 to April 30, 2016. MedHold assumed Medina’s liabilities totaling $662,073 consisting of accounts payable of $220,143 and Notes payable of $441,930 As no goodwill was recorded. $662,073 was written off immediately.

Prior to the acquisition, Medina went through a restructuring and divesture. For details, please see 8-K filed by Medina on May 17, 2016.

The Company is establishing a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists. These specialist Physicians will provide virtual medical consultations to the potential millions of rural patient population base who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end to end virtual medicine program.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. The Company is a development stage enterprise and has no operations as of April 30, 2016. On April 30, 2016, the Company’s has a stockholders’ deficiency of $ 618,103.

Management is devoting considerable effort to establish a business as discussed above. Management has taken various steps in that direction and it believes that its actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of Medina International Holdings, Inc. and its subsidiary were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of wholly owned subsidiary Harbor Guard Boats, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

7) Fair value of stock options;

8) Allocation of direct and indirect cost of sales; and

9) Contingent liabilities

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

Revenue Recognition

Revenue Recognition is recognized when earned. The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date services are rendered and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as unearned revenue.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertisement costs in 2016.

Inventory

We carry our inventories at the lower of their cost or market value. Cost is determined using first-in, first-out (“FIFO”) method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

Fixed Assets

Capital assets are stated at cost. Equipment consists of medical equipment and related assets. Depreciation of fixed assets is provided using the straight-line method over the estimated useful lives (3-7 years) of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and Equipment	No. of Years
Medical Equipment	7 years
Telemedicine Equipment	3 years
Computers	3 years
Furniture	5 years
Office Equipment	5 years
Office Phone	3 years

Long Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), now codified in ASC 350,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. Any deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company acquired approximately $5,419,086 in loss carry forwards which would expire through 2034 during the recapitalization. However, under section 382 of the IRS code the Company, if allowed, would only be able to utilize approximately $8,000 per year which represents the long term tax exempt rate times the value of the recapitalization.

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

Foreign Currency Translations and Hedging

The Company will be exposed to foreign currency fluctuations due to international trade. The management does not intend to enter into forward exchange contracts or any derivative financial investments for trading purposes. There is no present international trade and as such management does not currently hedge foreign currency exposure.

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

Products and Services, Geographic Areas and Major Customers

The Company intends to establish a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists. These specialist Physicians will provide virtual medical consultations to the potential millions of rural patient population base who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end to end virtual medicine program.

Recently issued accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principals” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2011. We adopted the provisions of the standard on September 30, 2011, which did not have a material impact on our financial statements. There were various other accounting standards and interpretations issued in 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are continuing to evaluate our method of adoption and the impact this ASU, and related amendments and interpretations, will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s consolidated financial statements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our consolidated financial statements.

As of April 30, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3- ACCOUNTS PAYABLE

The Company has retained certain liabilities of Medina amounting to $ 176,173. The Company paid $16,500 of the audit fees on April 27, 2016. Liabilities assumed consist of the accrued expenses as follows:

Audit fee	$1,500
Transfer agent	1,621
Attorney fees	200,522
Total	$203,643

NOTE 4- NOTES PAYABLE

Syndicated Equity, Inc.	$256,025
C. S. Seshadri	185,905
Total	$441,930

The Company retained a Note payable of $256,025. The Note was issued on June 18, 2015 and was due in one month at 1% per annum. The Note carries a default interest rate of 18% per annum and is convertible at 60% of the Volume Weighted Average Price for 5 days prior to conversion.

The Seshadri notes are payable on demand and are convertible into an equivalent of the Company’s common stock determined by 60% of the average of the three lowest closing bid prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Mr. Seshadri. The notes carry interest at 8%. Additionally, Mr. Seshadri’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. The Note was subject to a release of liability and was assigned to a subsidiary of the former Medina International Holdings, Inc., which was the original maker of the Note. The release was conditional upon the Note being paid and in the event of non-payment, the release would be null and void. Since the Note is unpaid and the former subsidiary does not have the ability to pay, the Company has recorded a liability for the Note in these financial statements.

NOTE 5- EMPLOYMENT AGREEMENT

As of April 30, 2016 there are no employment agreements with any management personal. However, subsequent to April 30th the Company entered into a memorandum of understanding with its CEO which includes a salary of $144,000 per annum among other provisions. However, as of August 1st no definitive agreement has been signed.

NOTE 6- PREFERRED STOCK

As of April 30, 2016 the Company had 30 shares of convertible preferred stock outstanding. Each preferred stock is convertible in to 1% of the outstanding common shares at the date of conversion. At April 30, 2016 the preferred shares were convertible into approximately 159 million shares of common stock.

NOTE 7- SUBSEQUENT EVENTS

Subsequent to April 30, 2016 the Company set up two subsidiaries, 3Point Care, Inc. and BK Diagnostics , Inc. These companies will provide services critical to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services.

NOTE 8 – PENDING LITIGATION

The Company assumed liabilities due to a former law firm in the amount of $140,000 (see note 3 above). The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

NOTE 9 – COMITMENT AND CONTINGENCY

The Company will enter into an agreement which will obligate it to pay BBVI LLC  $30,000 per month for strategic and corporate planning.  The agreement will be effective May 1, 2016 after it is ratified by the board of directors.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

Management’s Annual Report on Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Arturo Sanchez, our President and Mr. Lawrence Litowitz our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 after April 30, 2016, but as of April 30, 2016.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2016. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s pre-existing disclosure controls and procedures were not effective as of April 30, 2016. We intend to expand our procedures and controls for the curent fiscal year.

ITEM 9(A)T. INTERNAL CONTROLS AND PROCEDURES

Management’s Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended April 30, 2016. We believe that internal control over financial reporting is not effective because of the historical practices of prior management including lack of segregation of duties. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

In connection with the closing of the Acquisition and Purchase Agreement on April 29, 2016, John Erich Lewis and Michael J. Gallo resigned as Officers and Directors of the Company effective June 13, 2016. Effective May 13, 2016, Daniel Medina resigned as President and Director and Madhava Rao Mankal resigned as Chief Financial Officer and Director of Medina International Holdings, Inc. Concurrently, Arturo Sanchez was appointed CEO and Lawrence Litowitz appointed Interim CFO on May 13, 2016. Raimundo Dias and John Stol were appointed Directors on May 13, 2016. Arturo Sanchez and Lawrence Litowitz were appointed directors effective June 13, 2016.

Name	Age	Position
Arturo Sanchez	60	CEO, Director (1)
Raimundo Dias	45	President, Corporate Secretary and Director
Lawrence Litowitz	65	Interim CFO, Director (1)
John Stol	51	Director
Key Advisors:
Ralph I. Abravaya	63	Advisory Board Member
Bart Siegel	65	Advisory Board Member
Leonard Makowka, M.D., Ph.D., FRCS(C), FACS	62	Strategic Medical Manager
Dr. Christopher JWB Legget	55	Chief Medical Officer

Biographical Information

Arturo Sanchez, age 60, CEO and Director

Arturo Sanchez was appointed CEO May 13, 2016. Mr. Sanchez is a seasoned executive with extensive skills in operations, technology, P&L oversight, direct and non-direct channel sales and marketing working with both startups and growth organizations. He is a results oriented leader with proven accomplishments in strategic positioning using process driven approach to manage and scale organizations. He comes with a track record of increasing revenue, driving down costs, growing the bottom line while driving up productivity. He has worked extensively in disruptive market opportunities where technology, regulations, and laws create havoc and change in existing markets allowing new players to enter the marketplace.

Mr. Sanchez was founder and Chairman/ CEO of Planning Technologies, Inc. where he developed leadership tactics focused on growth and revenue. PTI was recognized as one of the nation’s premier leading providers of consulting and engineering services. The company grew under Mr. Sanchez’s leadership to include more than 200 employees serving a worldwide client base of Fortune 100 companies and U.S. government agencies. While working with the Veterans Administration Mr. Sanchez and his company designed, developed, integrated, and installed one of the first tele medicine applications for remote heart monitoring and diagnostics.

While at Sunrise Computer Systems in Atlanta, GA., he designed corporate data networks for large hospital systems most notably Piedmont Hospital in Atlanta. He also worked with Wellstar, Georgia Baptist, Emory, and Northside Hospital

Mr. Sanchez has been recognized as one of the nation’s top entrepreneurs. Planning Technologies, Inc. won distinction as the Atlanta Hispanic Chamber of Commerce Hispanic Business of the Year, The Small Business Administration (SBA) Minority/Supplier of the year, the fastest growing Hispanic firm of the year, and The Department of Agriculture Minority Firm of the year. Mr. Sanchez has been recognized as a finalist for the Ernst & Young Entrepreneur of the Year Award and as a member of various High Tech 50 awards for Hispanic Magazine and various other technology publications.

He has served on the boards of the Red Cross, Georgia State Mack Robinson College of Business, Kennesaw State University Foundation executive committee, Charter Bank, One Georgia Bank (advisor) and was governor-appointed to serve on the Georgia Port Authority Board where he became chair of trade development. Mr. Sanchez was also recognized as a Kennesaw State University Fellow and was awarded the prestigious Erwin Zaban Entrepreneurial award by the Foundation.

Mr. Sanchez received his undergraduate degree in Finance and was a four-year letterman in wrestling at Marshall University.

Raimundo Dias, age 45, President, Corporate Secretary and Director

Raimundo “Ray” Dias, has over 20 years’ experience in financial markets. He is the Founder and Sole Director, Fusion Capital Investments Corp. Before starting his own Merchant Banking firm he held leadership positions as the Senior Vice President at numerous boutique Investment Banking Firms, one of them being the oldest member of the New York Exchange (NYSE) Ladenburg Thalmann, its clearing firm which at the time was UBS. His experience is diversified in sectors including Health Care, Retail, Technology, Bio-Tech and Pharmaceuticals. Also, he participated in raising large sums of capital for various Investment Banking deals. Previously, Ray successfully owned and managed several retail establishments with his family owned businesses.

Mr. Dias received a Bachelor’s Degree in Business Marketing in 1995 and in 1993 an Associate’s Degree in Business Management from St John’s University where he was also elected to a board called Organization of Latin American Students (“OLAS”).

Lawrence Litowitz, age 65, Interim CFO

Mr. Litowitz was appointed Interim CFO on May 13, 2016. He is also appointed a Director to be effective ten days after the mailing of the Section 14(f) Notice to Shareholders. Mr. Litowitz’s experience includes over 35 years focusing on entrepreneurial and middle-market companies in a broad range of businesses. He has worked in venture capital, venture capital backed companies and companies with a nation- wide footprint. Additionally, he has participated or led 11 IPO transactions. Additionally, he has been the CFO of 3 public companies ranging in size from $25mm to $350mm implementing Sarbox programs and interacting with institutional investors on road shows and investor calls. Mr. Litowitz has also been the CFO of a major Private Equity firm participating in many different financing rounds of all types.

He was the Chief Financial Officer for Galen Partners, a leading venture capital firm with over $400 million under management, specializing in healthcare businesses, including high tech enterprises. These included voice recognition technology, specialized data information and high tech infusion system companies. Total revenue of the portfolio companies was over $800 million. While at Galen, he was a member of numerous boards of portfolio companies of which three were taken public. He was the first employee and he structured the firm’s due diligence as well as its reporting and accounting policies. Mr. Litowitz’s responsibilities included acting as mentor and leader to portfolio Chief Financial Officers and was a liaison to many of Galen’s investors.

John Stol, age 51, Board of Director Member

Mr. Stol was appointed Director of Medina International Holdings Company, Inc. on May 13, 2016. His experience includes establishing startup businesses; running family owned operations; leading mergers and acquisition initiatives; transforming underperforming business models into successful corporations; and managing highly profitable divestures in complex or high risk situations. Mr. Stol is President and a Board Member of Royal Mining Investments, LLC (2009-present), Vice-President and a Board Member of Geologix America Consulting, S.A. (2009-present), and International Sales Director of Johnson, Morgan and White (2009-present) which are all Latin American companies. Mr. Stol is also a Board Member of Andino International B.V.I and High Management Consulting (Colombia and Equador). Mr. Stol earned an Industrial/Mechanical Engineer BA from the Universidad de los Andes of Bogota, Colombia in 1987. In 1988, Mr. Stol received a BA in Psychology and in 1996 and MBA from the Universidad de la Sabana in Bogota, Colombia. In 2001, he completed the Investors Program LATAM at the University of Miami.

Our success mainly depends on the performance of our management. We do not have “key person” life insurance policies on any of our employees. Our employees, including any member of our management team, may terminate his or her employment with us at any time. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our officers. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future.

ADVISORY BOARD

Ralph I. Abravaya, age 63, Board of Advisors

Mr. Abravaya was appointed Board of Advisors Member of Medina International Holdings, Inc. on May 13, 2016. Mr. Abravaya was President of International InterConnect, Inc., (1993-2003) a Communications Company providing National and International Long Distance. He has over 30 years experience as an investor in Real Estate and 7 years experience building and renovating homes in Central Florida. He also has 22 years experience as a USAF Officer, in aviation management positions of ever-increasing scope and responsibility in diversified operations, Flying, logistics, Administration, Supervisory and Command positions. Mr. Abravaya earned a Master of Arts – Management and Business Administration from Oklahoma University in 1983 and a Bachelor of Science-Aerospace Management from Embry Riddle Aeronautical University in 1971. His Pilot Ratings include Private; Commercial; Instrument; Multi-Engine; Ground Instructor; and Flight Instructor.

Bart Siegel, 65, Board of Advisors

Mr. Siegel has experience in growth, management and venturing in the areas of security, government contracting, unmanned vehicles night vision systems, payment and identification programs, manufacturing, technologies, product development and technical service industries. His technical and strategic business management experience has resulted in skills in strategic development and implementation, new business development, acquisitions and mergers, alliance development and business turnaround. He has experience in visioning, championing, developing and positioning businesses to maximize value for investors and corporate management through commercialization or venturing within corporate structure.

Dr. Christopher JWB Leggett, age 55, CMO

Dr. Christopher JWB Leggett is a clinical academic interventional cardiologist. He received his board certifications in internal medicine, cardiology and interventional cardiology through the American Board of Internal Medicine. He presents to us with a lifetime of stellar achievement. A Native of Cleveland, Ohio he was born the tenth of eleven children to Willie and Ethel Leggett. At thirteen years of age, he was awarded a three year academic scholarship by the “A Better Chance” organization to attend Phillips Academy in Andover, Massachusetts. After graduation, he received a four year academic scholarship to attend Princeton University. He graduated with a Bachelor of Arts degree in Sociology in 1982. He was a campus leader and member of the Princeton University basketball team.

His education continued at Case Western Reserve School of Medicine where he received his Doctorate of Medicine in 1986. He completed his internal medicine internship and residency at the world renowned Johns Hopkins Hospital in Baltimore, Maryland. He then completed his cardiology fellowship at Emory University School of Medicine. Immediately following his fellowship he remained on faculty at Emory as an attending in the Cardiac Catheterization Laboratory at the Veterans Administration Hospital of Atlanta. Dr. Leggett was then offered a prestigious interventional cardiology fellowship at the University of Alabama at Birmingham under the tutelage of world leader and pioneer of cardiac stent technology, Dr. Gary Roubin. He was subsequently expertly trained in all aspects of coronary and peripheral endovascular interventions and technology.

Leonard Makowka, M.D., PH.D., FRCS(C), FACS, age 62, Strategic Medical Manager

Doctor Makowka was appointed Strategic Medical Manager of Medina International Holdings, Inc. on May 13, 2016. Dr. Makowka earned and received an M.D. in 1977 from the University of Toronto, a Master of Science from the Department of Pathology at the University of Toronto in 1979 and a Doctor of Philosophy in 1982 from the Department of Pathology at the University of Toronto.

Former Officers and Directors during Fiscal Year Ending April 30, 2016:

Name	Age	Former Position

Daniel Medina	60	President & Director
Madhava Rao Mankal	64	Chief Financial Officer & Director
Michael J. Gallo	49	Director
John Erich Lewis	57	Director

DANIEL MEDINA, Former President and Director

Mr. Medina worked as a Sales Representative and Production Manager with Rosemary’s Draperies from 1973-1985. Daniel Medina owned Lavey Craft Boat Co. from 1985-1992. Mr. Medina was also a partner in California Cool Custom Boats from 1992- June 1997. He worked as the designer and manufacturer of all of their boats. Mr. Medina served as Director of Sales and Marketing and Production Manager for Sonic Jet Performance, Inc. from October 1999 to October 2001 and successfully increased the company revenue by 50%. He has extensive experience in every phase of sales, marketing and manufacturing. Mr. Medina also serves as an officer and director of Genesis Companies Group, Inc.

MADHAVA RAO MANKAL, Former Chief Financial Officer and Director

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

MICHAEL J. GALLO, Former Director

Mr. Gallo began his professional career in 1980 as a United States Air Force Officer stationed at the former Norton Air Force Base in San Bernardino, California. He designed and managed a variety of base facility and airfield construction projects and directed mobility deployment forces to establish remote airfields and base operations worldwide. After serving his country, Mike joined TRW Ballistic Missiles Division to support the USAF in the development and deployment of the Peacekeeper and Small ICBM Weapon Systems as manager of the Systems Design and Cost organization. In 1989, Mike served as the Director of Program Control for the TRW Launch Services Organization, supporting commercial access to space initiatives for the emerging global telecommunications satellite industry.

In 1993, Mike co-founded Kelly Space & Technology, Inc., now celebrating over 21 years in business, conducting aerospace research, development and testing at the former Norton Air Force Base, where he oversees the day-to-day operations of the Company and provides leadership to the development and commercialization of the Company’s technology. As an inventor and technology developer, Mike has led the implementation of science, technology, engineering and mathematics (STEM) education programs, training initiatives and industry associations designed to strategically drive economic growth.

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

JOHN ERICH LEWIS, Former Director

Dr. Lewis has 26 years of experience in management of various aviation operations and government related programs. As the Program Manager and Quality Assurance Manager of the Kelly Space & Technology, Inc. Jet and Rocket Test Facility, Dr. Lewis is responsible for the implementation of government contracts and technical demonstrations of Kelly’s technologies. Along with Kelly, Dr. Lewis co founded the nonprofit Technical Employment Training Inc. and serves as the Executive Director providing training and job placement in the machine trades for the displaced workforce. Prior to Kelly, Dr. Lewis was at Gulfstream Aerospace where he managed special projects regarding Lean Manufacturing on the production line, specializing in the aircraft electrical system assembly methods. This included sequence of production planning, manpower requirements and design of electrical installations in the corporate jets. Prior to Gulfstream Dr. Lewis worked with Lockheed-Martin providing direct support of U.S. Army units as a consultant to civilian and U.S. Army personnel. Additionally, he held flight status as a civilian and performed test flights on refurbished military aircraft. Dr. Lewis earned a Ph.D. in Aviation Management from Corllins University, a Masters of Aeronautical Science in Aviation Management, a Masters in Aviation System Safety and a Bachelor of Science in Professional Aeronautics from Embry-Riddle Aeronautical University. He also holds a minor in Aviation Safety and is a licensed aircraft Airframe and Powerplant mechanic. Dr. Lewis served in the U.S. Army as a volunteer with Special Operations, he served with the 160th Special Operations Aviation Regiment (Airborne) as a Blackhawk helicopter crewchief assigned to temporary duty stations throughout the world performing classified missions with elite, multi-national armed forces and completing training at the Army’s Airborne Infantry School, Air Assault School, Tactical Transport Helicopter Repair School and the JFK Special Warfare Center and School. Dr. Lewis is a decorated combat veteran during his participation in Operation Just Cause in Panama, and Operation Desert Shield and Desert Storm in the Middle East. Dr. Lewis is a life member in the VFW.

Employment Agreements

The Company has not entered into employment agreements for any officers.

Pursuant to and consistent with the Statement of Purpose of the corporation, and for record purposes, the Board of Directors of the corporation has ratified the following starting forward compensation matrix based on incremental levels of proceeds from a future Private Placement Offering in support of the Business Plan of the corporation:

Name	Title	Monthly Compensation (1)

Arturo Sanchez	CEO	$12, 500	(2)

Lawrence Litowitz	Interim CFO	$8,000

Raimundo Dias	President, Secretary and Director	$10,000

John Stol	Director	$4,000

Dr. Leonard Makowka	Strategic Medical Manager	$10,000

Footnotes:

1. Non-Officer Directors shall be compensated per meeting plus expenses. These figures shall be addressed as independent directors are added and the Medical Director is formally appointed.

2. Mr. Sanchez will participate in the Employee Stock Option Plan, which will provide for vesting of certain options conditioned upon continued employment and performance.

BOARD OF DIRECTORS

Our Board of Directors consists of four (4) individuals, two of whom are officers of the Company. Directors are elected to the Board of Directors for a one (1) year term or until the next shareholders meeting. There are no family relationships among any of our directors, officers or key employees.

The Company’s Board of Directors is currently working on establishing the following committees for the following purposes:

1) Audit Committee - Oversees the work of the Company’s accounting and internal audit processes. The committee is directly responsible for the appointment, compensation, retention, and oversight of the Company’s independent auditors.

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

Further, we do not have a procedure in place with regard to any intellectual property that an officer or director might develop in another business. The policy and the exception is that, if it is related to the business of our company, it belongs to the Company. Although our officers and directors have indicated that they are not involved in any intellectual property development (IP) outside of our company, our position would be that, if it is not related to our company’s business, we would not assert any ownership claim to such IP.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company’s most highly compensated executive officers for the fiscal years ended April 30, 2016, 2015, and 2014 the “Named Executive Officers”):

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary	Bonus	Stock awards	Option awards	None Equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Daniel Medina, *	2016	$0	$-	$-	$-	$-	$-	$-	$0
Former Director &	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000
President	2014	$120,000	$-	$-	$-	$-	$-	$-	$120,000

Madhava Rao Mankal, *	2016	$0	$-	$-	$-	$-	$-	$-	$0
Former Director &	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000
CFO	2014	$120,000	$-	$-	$-	$-	$-	$-	$120,000

*Resigned effective May 13, 2016

Stock Option and Award Plan

We adopted the 2006 Medina International Holdings, Inc. Stock Option and Compensation Award Plan (the “Plan”), which was approved by the board of directors on August 28, 2006 to obtain and retain the services of the types of employees, consultants and directors who will contribute to the Company’s long range success and to provide incentives which are linked directly to increases in share value which will incur to the benefit of all stockholders of the Company.

Under the Plan, 2,000,000 shares of common stock shall be reserved and available for issuance. Stock reserved under the plan may consist, in whole or in part, of authorized and unissued shares of treasury shares. The plan shall be administered by either (i) the Board, or (ii) a committee appointed by the Board.

No options were issued or exercised during the fiscal years ended April 30, 2016 and 2015.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR values

	Shares		Number of Securities Underlying Unexercised Options/SARS at FY-End	Value of Unexercised In- the-Money Options/SAR at FY-End ($)
Name	Acquired on Exercise (#)	Value Realized ($)	Exercisable / UnExercisable	Exercisable / Unexercisable
Daniel Medina, Former Director & President	$0	$0	$0	$0
Madhava Rao Mankal, Former Director & CFO	$0	$0	$0	$0

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives Compensation Table” during the year ended April 30, 2016:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Options awards plan compensation ($)	Non qualified, non- equity incentive earnings ($)	Deferred compensation($)	All other ($)	Total

Daniel Medina, Director & President	$-	$-	$-	$-	$-	$-	$-

Madhava Rao Mankal, Director & CFO	$-	$-	$-	$-	$-	$-	$-

Mike Gallo, Director	$-	$-	$-	$-	$-	$-	$-

John Erich Lewis, Director	$-	$-	$-	$-	$-	$-	$-

Total	$-	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Section 16(a) of the Exchange Act, requires our officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of our company equity securities with the SEC and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) that they file.

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2016, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in “MANAGEMENT—Director and Executive Compensation,” and (c) all our directors and executive officers as a group.

The information below is based on the number of shares of MIHI common stock that we believe was beneficially owned by each person or entity as of closing of the transaction based on 372,090,117 shares issued and outstanding (post transaction).

Name and Address of Beneficial Owner (1)	Nature of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percent of Class (2)
OB Holdings, LLC	Common Stock	154,000,000	43.84%
Elk Health Holdings, LLC	Common Stock	144,000,000	41.02%
IMS Group, LLC	Common Stock	17,000,000	4.84%
Arturo Sanchez, CEO	Common Stock	20,000,000	5.7%
Reliable Energy Management Information, LLC (3)	Common Stock	1,000,000	0.28%
Dr. Christopher Leggett, CMD	Common Stock	4,000,000	1.14%
John Stol, Director	Common Stock	3,000,000	0.85%
Lawrence Litowitz, Interim CFO	Common Stock	1,000,000	0.28%
OROSA Holdings, Inc.	Common Stock	7,000,000	2%
Raimundo Dias, President and Secretary	Common Stock	0	0%
OB Holdings, LLC	Series “A” Convertible Preferred Stock	18	60%
Elk Health Holdings, LLC	Series “A” Convertible Preferred Stock	12	40%
All Officers and Directors as a group (4 people)	Common Stock	41,000,000	11.67%

(1) The address of each person listed above, unless otherwise indicated, is c/o Medina International Holdings, Inc., 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097.

(2) Includes the unvested shares as if fully earned

(3) Dr. Leonard Makowka, Strategic Medical Manager, is a 33% Interest Holder Member in the LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has adopted a policy under which any consulting or finder’s fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock and/or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity.

The following synopsis is presented as a description of the significant related party transactions occuring on April 29, 2016.

On April 29, 2016, Medina International Holdings, Inc. (the “Company”) entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture (“MedHold”) with an effective date of April 29, 2016, whereby the assets would be acquired by the Company from MedHold. In conjunction therewith under the definitive agreement terms, a total of approximately $3,112,599 in debt owed by the company and its subsidiaries, would be released from the company at closing.

Medical Innovation Holdings, a Joint Venture, is establishing a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists. These specialist Physicians will provide virtual medical consultations to the potential millions of rural patient population base who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end to end virtual medicine program.

As a result of the Acquisition and Purchase Agreement with MedHold, there was a resulting change in the ownership structure of the Company.

RELATED PARTY / PRINCIPAL STOCKHOLDERS FOLLOWING THE CLOSING

OF ACQUISITION AGREEMENT

Beneficial ownership is determined in accordance with the rules of SEC. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

The following table is based upon information supplied by officers, directors and principal stockholders and information supplied by our transfer agent, as of the most recent practicable date. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information below is based on the number of shares of MIHI common stock that we believe was beneficially owned by each person or entity as of closing of the transaction based on 372,090,117 shares issued and outstanding (post transaction), after issuances and retirements.

Name and Address of Beneficial Owner (1)	Nature of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percent of Class (2)
OB Holdings, LLC	Common Stock	154,000,000	43.84%
Elk Health Holdings, LLC	Common Stock	144,000,000	41.02%
IMS Group, LLC	Common Stock	17,000,000	4.84%
Arturo Sanchez, CEO	Common Stock	20,000,000	5.7%
Reliable Energy Management Information, LLC (3)	Common Stock	1,000,000	0.28%
Dr. Christopher Leggett, CMD	Common Stock	4,000,000	1.14%
John Stol, Director	Common Stock	3,000,000	0.85%
Lawrence Litowitz, Interim CFO	Common Stock	1,000,000	0.28%
OROSA Holdings, Inc. (4)	Common Stock	7,000,000	2%
OB Holdings, LLC	Series “A” Convertible Preferred Stock	18	60%
Elk Health Holdings, LLC	Series “A” Convertible Preferred Stock	12	40%
All Officers and Directors as a group (4 people)	Common Stock	41,000,000	11.67%

(1) The address of each person listed above, unless otherwise indicated, is c/o Medina International Holdings, Inc., 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097.

(2) Includes the unvested shares as if fully earned

(3) Dr. Leonard Makowka, Strategic Medical Manager, is a 33% Interest Holder Member in the LLC.

Daniel Medina, Rao Mankal and Albert Mardikian and his company entities entered into an agreement to acquire Harbor Guard Boats, Inc. from our Company for assumption of $3,112,599 in debt and retirement of 35,000,000 common shares as owned by them, to treasury, effective April 29, 2016

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

MJF& Associates, APC, Los Angeles, California is the Company’s principal auditing/ accountant firm for the years ended April 30, 2016 and 2015.

Audit Fees.

Audit and Review fees for the year ended April 30, 2016 and April 30, 2015 was $16,500 and $15,000 respectively.

There were no other fees in 2016 and 2015 paid to Auditors or Auditors affiliates.

PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Acquisition Agreement – April 29, 2016 – Medina International Holdings, Inc. and Medical Innovation Holdings (1)

10.2	Acquisition and Purchase Agreement – Medina International Holdings, Inc. and Daniel Medina and Rao Mankal (1)

10.3	Settlement Agreement and Release – Medina International Holdings, Inc. and Chenji Srinivasan Seshadri (1)

10.4	Bill of Sale (1)

10.5	Settlement Agreement and Release – Medina International Holdings, Inc., Daniel Medina and Harbor Guard Boats, Inc. (1)

10.6	Settlement Agreement and Release – Medina International Holdings, Inc., Madhava Rao Mankal and Harbor Guard Boats, Inc. (1)

10.7	Settlement Agreement and Release – Medina International Holdings, Inc., Srikrishna Mankal and Harbor Guard Boats, Inc. (1)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) Incorporated by reference from the exhibits included in the Company’s Form 8-K dated May 16, 2016.

(2) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDINA INTERNATIONAL HOLDINGS, INC.
(Registrant)

Dated: August 15, 2016	By:	/s/ Arturo Sanchez
Arturo Sanchez,
Chief Executive Officer & Director
(Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Lawrence Litowitz
Lawrence Litowitz,
Interim Chief Financial Officer & Director
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2016	By:	/s/ Arturo Sanchez
Arturo Sanchez,
CEO and Director

Dated: August 15, 2016	By:	/s/ Raimundo Dias
Raimundo Dias,
President, Corporate Secretary and Director

Dated: August 15, 2016	By:	/s/ Lawrence Litowitz
Lawrence Litowitz, Interim Chief Financial Officer and Director

Dated: August 15, 2016	By:	/s/ John Stol
John Stol, Director

