Form 10-Q
period 2016-07-31
MEDICAL INNOVATION HOLDINGS, INC.
filed 2016-10-19
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number: 000-27211

MEDICAL INNOVATION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1469319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5805 State Bridge Rd, Suite G-328, Duluth, GA 30097

(Address of principal executive offices)

(909) 522-4414

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),a nd (2) has been subject to the filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2016, there were 38,069,012 shares (post-reverse split 1-for-10) of the registrant’s common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	July 31, 2016	April 30, 2016
	(Un-Audited)	(Audited)
ASSETS

Cash	$69,822	$1,600
Total current assets	69,822	1,600
TOTAL ASSETS	$69,822	$1,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$344,643	$203,643
Notes payable	441,930	441,930
Short term debt	18,100	18,100
Related Parties - short-term borrowings from shareholders	1,900	0
Total current liabilities	806,573	663,673

Preferred stock, 50 Series A (par value $0.001) and 100 Series B authorized (no par value), 30, and 0, and 30 and 0 issued and outstanding on July 31, 2016 and April 30, 2016, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 common shares authorized, 38,069,012 and 37,209,012 issued and outstanding on July 31, 2016 and April 30, 2016, respectively	3,807	3,721
Additional paid-in capital	168,193	(3,721)
Accumulated deficit	(908,751)	(662,073)
Total stockholders’ deficit	(736,751)	(662,073)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$69,822	$1,600

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Operations

(Unaudited)

For the three months ended July 31, 2016
Operating expenses:
General and administrative expenses	$(246,678)
Total operating expenses	(246,678)
Loss from operations	(246,678)

Income taxes	-

Net Loss	$(246,678)
Net loss per common share:
Basic	$0.00
Diluted	$0.00

Weighted average number of shares outstanding:
Basic	37,639,012
Diluted	37,639,012

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

For Three Months Ended
July 31, 2016

OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(246,678)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in:
Accounts payable and accrued liabilities	141,000
Net cash (used in) operating activities	(105,678)

FINANCING ACTIVITIES
Issuance of Common Stock	172,000
Change to due to Shareholders	1,900
Net cash provided by financing activities	173,900

NET CHANGE IN CASH	68,222

CASH, Beginning of period	1,600
CASH, Ending of period	$69,822

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest Paid	$0
Income Taxes Paid	$0

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

(Unaudited)

NOTE 1 - INTRODUCTION

On April 29, 2016, Medina International Holdings, Inc. (the “Company”) entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture (“MedHold”) effective April 29, 2016, whereby all of the assets of MedHold were acquired by the Company. In conjunction therewith, 35,100,000 shares (post-reverse split 1-for-10) were issued. Since the owners of MedHold now own approximately 94% of Medina, this transaction was accounted for as a reverse acquisition of Medina by MedHold resulting in a recapitalization of Medhold. Accordingly, the financial statements presented herein do not contain comparisons to the prior fiscal year, as operations with MedHold have only been ongoing since April 29, 2016.

Prior to the acquisition, Medina went through a restructuring and divesture. For details, please see the 8-K/A filed by Medina on June 6, 2016.

The Company is establishing a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists. These Physician Specialists will provide virtual medical consultations to the potential millions of rural patient population base who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end-to-end virtual medicine program.

On August 9, 2016 the Company announced that it had set up a subsidiary, 3Point Care, to provide services critical to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation of the Company as a going concern. The Company is a development stage enterprise and has limited operations as of July 31, 2016. On July 31, 2016, the Company’s had a stockholders’ deficiency of $ 736,751.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Presentation of Interim Information

In the opinion of the management of the Company, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the period presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016. It is management’s opinion that when the interim financial statements are read in conjunction with the April 30, 2016 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying consolidated financial statements of Medical Innovation Holdings, Inc. and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues, and expenses of subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

8) Allocation of direct and indirect cost of sales; and

9) Contingent liabilities.

Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require judgment. We base our estimates on historical experience, available market information, appropriate valuation methodologies, and on various other assumptions that we believe to be reasonable. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, when necessary. Actual results could differ materially from these estimates.

Revenue Recognition

Revenue Recognition is recognized when earned. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date services are rendered and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as unearned revenue.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertisement costs in the three months ended July 31, 2016.

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

Long Lived Assets

The Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), now codified in ASC 350,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced

Income Taxes

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

GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

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

Products and Services, Geographic Areas and Major Customers

The Company intends to establish a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists. These specialist Physicians will provide virtual medical consultations to the potential millions of rural patients who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end to end virtual medicine program.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are continuing to evaluate our method of adoption and the impact this ASU, and related amendments and interpretations, will have on our consolidated financial statements (“CFS”).

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on the Company’s CFS.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its CFS.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of the ASU; however, we expect the ASU will have a material impact on our CFS.

As of July 31, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of July 31, 2016 and April 30, 2016.

	July 31, 2016	April 30, 2016

Audit fee	$1,500	$1,500
Transfer agent	1,621	1,621
Attorney fees	200,522	200,522
Officers	60,000
Amount due for consultant BBVI, LLC	81,000
Total	$344,643	$203,643

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of July 31, 2016 and April 30, 2016.

	July 31, 2016	April 30, 2016

Syndicated Equity, Inc.	$256,025	$256,025
C. S. Seshadri	185,905	185,905
Total	$441,930	$441,930

The Company retained a Note payable of $256,025. The Note was issued on June 18, 2015 and was due in one month at 1%. The Note carries a default interest rate of 18% and is convertible at 60% of the Volume Weighted Average Price for 5 days prior to conversion. This note is currently in default. The Company evaluated and recorded beneficial conversion on this note in prior years financial statements.

The Seshadri notes are payable on demand and are convertible into an equivalent of the Company’s common stock determined by 60% of the average of the three lowest closing bid prices of the Company’s common stock during the ten trading days prior to the date the conversion notice is sent by Mr. Seshadri. The notes carry interest at 8%. Additionally, Mr. Seshadri’s written consent for certain activities not in existence or not committed to by the Company on the issue date of the notes, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets and certain advances and loans in excess of $100,000. The Note was subject to a release of liability and was assigned to a subsidiary of the former Medina International Holdings, Inc., which was the original maker of the Note. The release was conditional upon the Note being paid and in the event of non-payment, the release would be null and void. Since the Note is unpaid and the former subsidiary does not have the ability to pay, the Company has recorded a liability for the Note in these financial statements. The Company evaluated and recorded beneficial conversion on this note in prior years financial statements.

NOTE 5 - EMPLOYMENT AGREEMENT

As of July 31, 2016 there are no employment agreements with any management personal. However, on April 1, 2016 the Company entered into a memorandum of understanding with its CEO that includes a tentative salary of $144,000 per annum based upon certain conditions and other provisions. However, as of October 12, 2016 no definitive agreement has been signed.

NOTE 6 - PREFERRED STOCK

As of July 31, 2016 the Company had 30 shares of convertible preferred stock outstanding. Each preferred stock is convertible in to 1% of the outstanding common shares at the date of conversion. At July 31, 2016 the preferred shares were convertible into approximately 11.4 million shares of common stock.

NOTE 7 - PENDING LITIGATION

The Company assumed liabilities due to a former law firm of $140,000 (see note 3 above). The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

NOTE 8 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, Medical Innovation Holdings, Inc. (the “Company”) assumed a consulting agreement that was entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. No material relationship exists between BBVI and its representatives and any officers or directors of the Company. During the three months ended July 31, 2016, the Company expensed $90,000 on consulting fees.

NOTE 9 - SHORT-TERM DEBT

As of July 31, 2016 short term debt consisted of the following:

Short-Term Debt	July 31,2016
Borrowings from shareholders	$1,900
Short term debt	18,100
Total	$20,000

The short-term debts do not carry interest and are payable on demand.

NOTE 10 - STOCKHOLDERS’ EQUITY

860,000 common shares (post-reverse split 1-for-10) were issued during the three-month period for $172,000 at a price per post-split share of $0.20 through a private placement to unrelated parties under Rule 506 of Regulation D.

NOTE 11 - SUBSEQUENT EVENTS

On or about June 24, 2016, the Company proposed a reverse split of the common stock issued and outstanding on a one new share for ten old shares basis, with fractional shares being rounded up to the next whole share, and sought authorization to change the Company’s name to Medical Innovation Holdings, Inc. (note these actions required an amendment to the Articles of Incorporation and required the approval of the Financial Industry Regulatory Authority (“FINRA”), which was granted). The majority shareholders approved both proposals and a Schedule 14C Information Statement was filed on August 8, 2016. The stock split and name change were effective September 15, 2016, and as such, the numbers reflected in the unaudited financial statements are post-split figures; all per share data has been retroactively restated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of April 30, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

On April 29, 2016, Medina International Holdings, Inc. (the “Company”) entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture (“MedHold”) effective April 29, 2016, whereby all of the assets of MedHold were acquired by the Company. In conjunction therewith, 35,100,000 shares (post-reverse split 1-for-10) were issued. Since the owners of MedHold now own approximately 94% of Medina, this transaction was accounted for as a reverse acquisition of Medina by MedHold resulting in a recapitalization of Medhold. Accordingly, the financial statements presented herein do not contain comparisons to the prior fiscal year, as operations with MedHold have only been ongoing since April 29, 2016.

Prior to the acquisition, Medina went through a restructuring and divesture. For details, please see 8-K/A filed by Medina on June 6, 2016.

The Company is establishing a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by 16 types of Physician Specialists. These Physician Specialists will provide virtual medical consultations to the potential millions of rural patients who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end-to-end virtual medicine program.

On August 9, 2016 the Company announced that it set up a subsidiary, 3Point Care, to serve as our Management Service Organization (MSO) to manage all Healthcare Operations of the Company. This subsidiary will provide services to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services.

On or about June 24, 2016, the Company proposed a reverse split of the common stock issued and outstanding on a one new share for ten old shares basis, with fractional shares being rounded up to the next whole share, and sought authorization to change the Company’s name to Medical Innovation Holdings, Inc. (note these actions require an amendment to the Articles of Incorporation and require the approval of the Financial Industry Regulatory Authority (“FINRA”)). The majority shareholders approved both proposals and a Schedule 14C Information Statement was filed on August 8, 2016. The stock split and name change were effective September 15, 2016, and as such, the numbers reflected herein are retroactively restated as post-split figures.

Our securities are currently not liquid. There are limited market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of providing virtual medical consultations to a rural patient population base.

RESULTS OF OPERATIONS

For the Three Months Ended July 31, 2016, , there is no comparison as MedHold did not exist prior to April 29, 2016.

The Company recognized no revenues during the three months ended July 31, 2016.

During the three months ended July 31, 2016, we incurred general and administrative expenses of $246,678, which expenses were mainly due to the costs of reorganization.

During the three months ended July 31, 2016, the Company recognized a net loss of $246,678 due to the general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2016, the Company had $69,822 cash on hand. The Company’s total current liabilities were $806,573 as of July 31, 2016, which was mainly accounts payable and accrued expenses of $344,643, short-term debt of $18,100, notes payable of $441,930, and short-term borrowings from shareholders of $1,900. At July 31, 2016, the Company’s current liabilities exceeded current assets by $736,751.

The Company received $0 in operating activities for the three-month period ended July 31, 2016.

The Company did not have any investment activities during the three months ended July 31, 2016.

During the three-month period ended July 31, 2016, the Company received $173,900 in financing from activities including $1,900 due to shareholders and $172,000 for the issuance of common stock.

The Company has an accumulated deficit, as of July 31, 2016, of $908,751 compared to $662,073 as of April 30, 2016, an increase in the deficit of $246,678 in the three-month period.

Going Concern

The Company’s auditors issued a “going concern” statement as part of their opinion in the Audit Report. For the year ended April 30, 2016 and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability of the Company to continue as a “going concern.”

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

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company’s businesses.

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

Contractual Obligations and Other Commercial Commitments

The Company does not have sufficient capital to meet its cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Management will have to seek loans or equity placements to cover such cash needs and cover outstanding payables. Lack of existing capital may be a sufficient impediment to prevent the Company from accomplishing its goal of expanding operations. There is no assurance that the Company will be able to carry out our business. No commitments to provide additional funds have been made by the Company’s management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to cover its expenses as they are incurred.

Irrespective of whether the Company’s cash assets prove to be inadequate to meet its operational needs, the management might seek to compensate providers of services by issuances of stock in lieu of cash.

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

As of July 31, 2016, we do not have any obligation under certain guarantees or contracts as defined above.

As of July 31, 2016, we do not have any retained or contingent interest in assets as defined above.

As of July 31, 2016, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of July 31, 2016, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2016 and April 30, 2016, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividend on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintained disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended July 31, 2016. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company assumed liabilities due to a former law firm of $140,000. The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

ITEM 1A. RISK FACTORS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended July 31, 2016, the Company sold 860,000 shares (post-reverse split 1-for-10) of common stock for $172,000 at $0.20 per share. The securities were sold pursuant to exemptions from registration under Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5 OTHER INFORMATION.

The following is a listing of our current officers and directors, as of the filing of this Form 10-Q

Name	Age	Position
Arturo Sanchez	60	CEO, Director
Lawrence Litowitz	66	Interim CFO, Director
John Stol	51	Director
Bart Siegel	65	Director

Biographical Information

Arturo Sanchez, age 60, CEO and Director

Arturo Sanchez was appointed CEO May 13, 2016. Mr. Sanchez became a Director on June 13, 2016. He is also appointed a Director to be effective ten days after the mailing of the Section 14(f) Notice to Shareholders. Mr. Sanchez is a seasoned executive with extensive skills in operations, technology, P&L oversight, direct and non-direct channel sales and marketing working with both startups and growth organizations. He is a results oriented leader with proven accomplishments in strategic positioning using process driven approach to manage and scale organizations. He comes with a track record of increasing revenue, driving down costs, growing the bottom line while driving up productivity. He has worked extensively in disruptive market opportunities where technology, regulations, and laws create havoc and change in existing markets allowing new players to enter the marketplace.

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

While at Sunrise Computer Systems in Atlanta, GA., he designed corporate data networks for large hospital systems most notably Piedmont Hospital in Atlanta. He also worked with Wellstar, Georgia Baptist, Emory, and Northside Hospital.

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

Lawrence Litowitz, age 64, Interim CFO and Director

Mr. Litowitz was appointed Interim CFO on May 13, 2016. He was appointed a Director on June 13, 2016. Mr. Litowitz’s experience includes over 35 years focusing on entrepreneurial and middle-market companies in a broad range of businesses. He has worked in venture capital, venture capital backed companies and companies with a nation- wide footprint. Additionally, he has participated or led 11 IPO transactions. Additionally, he has been the CFO of 3 public companies ranging in size from $25mm to $350mm implementing Sarbox programs and interacting with institutional investors on road shows and investor calls. Mr. Litowitz has also been the CFO of a major Private Equity firm participating in many different financing rounds of all types.

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

John Stol, age 51, Director

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

Bart Siegel, age 65, Director

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: October 19, 2016	By:	/s/ Arturo Sanchez
Arturo “Jake” Sanchez,
Chief Executive Officer
(Principal Executive Officer)

Dated: October 19, 2016	By:	/s/ Lawrence Litowitz
Lawrence Litowitz,
Interim Chief Financial Officer
(Principal Accounting Officer)

