Form 10-Q
period 2016-10-31
MEDICAL INNOVATION HOLDINGS, INC.
filed 2016-12-21
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of December 19, 2016, there were 38,420,022 shares (post-reverse split 1-for-10) of the registrant's common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2016	April 30, 2016
	(Un-Audited)	(Audited)
ASSETS

Cash	$15,781	$1,600
Total current assets	15,781	1,600
TOTAL ASSETS	$15,781	$1,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$463,510	$203,643
Notes payable	276,025	441,930
Short term debt	0	18,100
Related Parties - short-term borrowings from shareholders	0	0
Total current liabilities	739,535	663,673

Preferred stock, 50 Series A (par value $0.001) and 100 Series B authorized (no par value), 30 and 0, and 30 and 0 issued and outstanding on October 31, 2016 and April 30, 2016, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 common shares authorized, 38,420,022 and 37,209,022 issued and outstanding on October 31, 2016 and April 30, 2016, respectively	3,842	3,721
Additional paid-in capital	238,359	(3,721)
Accumulated deficit	(965,955)	(662,073)
Total stockholders’ deficit	(723,754)	(662,073)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$15,781	$1,600

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Operations

(Unaudited)

	For the three months ended		For the six months ended
	October 31, 2016		October 31, 2016

Operating expenses:
General and administrative expenses		$(57,204)	$(303,882)
Total operating expenses
Loss from operations		$(57,204)	$(303,882)

Income taxes		-	-

Net Loss		$(57,204)	$(303,882)
Net loss per common share:
Basic	$	(-)	$(.01)
Diluted	$	(-)	$(.01)

Weighted average number of shares outstanding:
Basic		38,244,512	37,941,762
Diluted		38,244,512	37,941,762

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

(Unaudited)

For Six Months Ended
October 31, 2016

OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(303,882)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in:
Notes Payable and short term debt	(184,005)
Accounts payable and accrued liabilities	259,868
Net cash (used in) operating activities	(228,019)

FINANCING ACTIVITIES
Issuance of Common Stock	242,200
Net cash provided by financing activities	242,200

NET CHANGE IN CASH	14,181

CASH, Beginning of period	1,600
CASH, Ending of period	$15,781

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest Paid	$0
Income Taxes Paid	$0

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Unaudited)

NOTE 1 - INTRODUCTION

On April 29, 2016, Medina International Holdings, Inc. (the “Company”) entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture (“MedHold”) effective April 29, 2016, whereby all of the assets of MedHold were acquired by the Company. In conjunction therewith, 35,100,000 shares (post-reverse split 1-for-10) were issued. Since the owners of MedHold now own approximately 94% of Medina, this transaction was accounted for as a reverse acquisition of Medina by MedHold resulting in a recapitalization of Medhold. Accordingly, the financial statements presented herein do not contain comparisons to the prior fiscal year, as operations began April 29, 2016.

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

On or about June 24, 2016, the Company proposed a reverse split of the common stock issued and outstanding on a one new share for ten old shares basis, with fractional shares being rounded up to the next whole share, and sought authorization to change the Company's name to Medical Innovation Holdings, Inc. (note these actions required an amendment to the Articles of Incorporation and required the approval of the Financial Industry Regulatory Authority ("FINRA"), which was granted). The majority shareholders approved both proposals and a Schedule 14C Information Statement was filed on August 8, 2016. The stock split and name change were effective September 15, 2016, and as such, the numbers reflected in the unaudited financial statements are post-split figures; all per share data has been retroactively restated.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States, which contemplates continuation of the Company as a going concern. The Company is a development stage enterprise and has limited operations as of October 31, 2016. On October 31, 2016, the Company’s had a stockholders’ deficiency of $ 889,659.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertisement costs in the three and six months ended October 31, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

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

As of October 31, 2016, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of October 31, 2016 and April 30, 2016.

	October 31, 2016		April 30, 2016
			(Audited)
Audit fee	$		$1,500
Transfer agent			1,621
Attorney fees		200,522	200,522
Officers		120,000
Amount due for consultant BBVI, LLC		142,988
Total		$463,510	$203,643

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of October 31, 2016 and April 30, 2016.

	October 31, 2016	April 30, 2016
		(Audited)
Syndicated Equity, Inc.	$256,025	$256,025
C. S. Seshadri	20,000	185,905
Total	$276,025	$441,930

The Company retained a Note payable of $256,025. The Note was issued on June 18, 2015 and was due in one month at 1%. The Note carries a default interest rate of 18% and is convertible at 60% of the Volume Weighted Average Price for 5 days prior to conversion. This note is currently in default. The Company evaluated and recorded beneficial conversion on this note in prior years’ financial statements.

The Seshadri note was agreed to be settled with a payment of $20,000. Prior to the settlement the note carried interest and was convertible into the Company’s common stock.

NOTE 5 - EMPLOYMENT AGREEMENT

As of October 31, 2016 there are no employment agreements with any management personal. However, on April 1, 2016 the Company entered into a memorandum of understanding with its CEO that includes a tentative salary of $144,000 per annum based upon certain conditions and other provisions. However, as of the date of this report, no definitive agreement has been signed.

NOTE 6 - PREFERRED STOCK

As of October 31, 2016 the Company had 30 shares of convertible preferred stock outstanding. Each preferred stock is convertible in to 1% of the outstanding common shares at the date of conversion. At October 31, 2016 the preferred shares were convertible into approximately 11.4 million shares of common stock.

NOTE 7 - PENDING LITIGATION

The Company assumed liabilities due to a former law firm of $140,000 (see note 3 above). The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

NOTE 8 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, Medical Innovation Holdings, Inc. (the “Company”) assumed a consulting agreement that was entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. No material relationship exists between BBVI and its representatives and any officers or directors of the Company. During the three and six months ended October 31, 2016, the Company expensed $90,000 and $180,000, respectively, on consulting fees.

NOTE 9 - SHORT-TERM DEBT

As of October 31, 2016 and April 30, 2016, short term debt consisted of the following:

	October 31, 2016	April 30, 2016
Short-Term Debt
Borrowings from stockholders	$—	$18,100

The short-term debts do not carry interest and are payable on demand.

NOTE 10 - STOCKHOLDERS’ EQUITY

351,000 and 1,211,000  common shares (post-reverse split 1-for-10) were issued during the three-month and six month period ended October 31, 2016 for $70,200 and $242,200 respectively at a price per post-split share of $0.20 through a private placement to unrelated parties under Rule 506 of Regulation D. Of the 38,420,022 shares outstanding at October 31, 2016, 1,211,000 have been subscribed and paid for, but have not yet been issued.

NOTE 11 - SUBSEQUENT EVENTS

On November 14, 2016, BKare Diagnostics, Inc., a wholly-owned subsidiary, entered into a marketing and services agreement with Vantari Genetics whereby BKare will provide marketing and other services, and Vantari will provide genetic based testing, molecular laboratory, and toxicology testing services. Please see the Company’s 8-K filed on November 15, 2016 for more information.

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

RESULTS OF OPERATIONS

For the Three Months Ended October 31, 2016, there is no comparison as MedHold did not exist prior to April 29, 2016.

The Company recognized no revenues during the three months ended October 31, 2016.

During the three months ended October 31, 2016, we incurred general and administrative expenses of $57,204 which expenses were mainly due to the costs of reorganization.

During the three months ended October 31, 2016, the Company recognized a net loss of $57,204 due to the general and administrative expenses.

For the Six Months Ended October 31, 2016, there is no comparison as MedHold did not exist prior to April 29, 2016.

The Company recognized no revenues during the six months ended October 31, 2016.

During the six months ended October 31, 2016, we incurred general and administrative expenses of $303,882, which expenses were mainly due to the costs of reorganization.

During the six months ended October 31, 2016, the Company recognized a net loss of $303,882 due to the general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2016, the Company had $15,781 cash on hand. The Company's total current liabilities were $739,535 as of October 31, 2016, which was mainly accounts payable and accrued expenses of $463,510, and notes payable of $441,930. At October 31, 2016, the Company's current liabilities exceeded current assets by $889,659.

The Company received $0 in operating activities for the three-month and six-month period ended October 31, 2016.

The Company did not have any investment activities during the three or six months ended October 31, 2016.

During the three- and six-month periods ended October 31, 2016, the Company received $70,200 and $242,200 in financing from activities including the issuance of 351,000 and 1,211,000 shares of common stock at $0.20 per share.

The Company has an accumulated deficit, as of October 31, 2016, of $965,955 compared to $662,073 as of April 30, 2016, an increase in the deficit of $303,882 in the six-month period.

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

As of October 31, 2016, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2016, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2016, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2016, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2016 and April 30, 2016, we were not involved in any unconsolidated SPE transactions.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended October 31, 2016. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company assumed liabilities due to a former law firm of $140,000. The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

ITEM 1A. RISK FACTORS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and six months ended October 31, 2016, the Company sold 351,000 1,211,000  shares (post-reverse split 1-for-10) respectively of common stock for $70,200 and $242,200 at $0.20 per share. The securities were sold pursuant to exemptions from registration under Rule 506 of Regulation D of the Securities Act of 1933. Of the 38,420,022 shares outstanding at October 31, 2016, 1,211,000 have been subscribed and paid for, but have not yet been issued.

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

Lawrence Litowitz, age 66, Interim CFO and Director

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: December 20, 2016	By:	/s/ Arturo Sanchez
Arturo “Jake” Sanchez,
Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2016	By:	/s/ Lawrence Litowitz
Lawrence Litowitz,
Interim Chief Financial Officer
(Principal Accounting Officer)

