Form 10-Q
period 2017-01-31
MEDICAL INNOVATION HOLDINGS, INC.
filed 2017-04-12
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________.

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

As of April 7, 2017, there were 38,755,022  shares (post-reverse split 1-for-10) of the registrant’s common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	January 31, 2017	April 30, 2016
	(Un-Audited)	(Audited)
ASSETS

Cash	$33,857	$1,600
Total current assets	33,857	1,600
TOTAL ASSETS	$33,857	$1,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$592,974	$203,643
Notes payable	276,125	441,930
Short term debt	-	18,100
Related Parties - short-term borrowings from shareholders	0	0
Total current liabilities	869,099	663,673

Preferred stock, 50 Series A (par value $0.001) and 100 Series B authorized (no par value), 30 and 0, and 30 and 0 issued and outstanding on January 31, 2017 and April 30, 2016, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 common shares authorized, 38,755,022 and 37,209,022 issued and outstanding on January 31, 2017 and April 30, 2016, respectively	3,875	3,721
Additional paid-in capital	440,898	(3,721)
Accumulated deficit	(1,280,015)	(662,073)
Total stockholders’ deficit	(835,242)	(662,073)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$33,857	$1,600

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Operations

(Unaudited)

	For the Three months ended January 31, 2017	For the Nine Months ended January 31, 2017

Operating expenses:
General and administrative expenses	$(314,060)	$(617,942)
Total operating expenses
Loss from operations	$(314,060)	$(617,942)

Income taxes	-	-

Net Loss	$(314,060)	$(617,942)
Net loss per common share:
Basic	$.01	$.02
Diluted	$.01	$.02

Weighted average number of shares outstanding:
Basic	38,587,522	37,982,022
Diluted	38,587,522	37,982,022

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

(Unaudited)

For Nine Months Ended
January 31, 2017

OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(617,942)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Changes in:
Accounts payable and accrued liabilities	389,331
Stock issued for services	149,310
Notes payable and short term debt	(165,805)
Net cash (used in) operating activities	(245,106)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-

FINANCING ACTIVITIES
Decrease in Notes Payable and short term debt	(18,100)
Issuance of Common Stock	295,463
Due to Shareholders	-
Net cash provided by financing activities	277,363

NET CHANGE IN CASH	32,257

CASH, Beginning of period	1,600
CASH, Ending of period	$33,857

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest Paid	$0
Income Taxes Paid	$0

The accompanying notes are an integral part of these unaudited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

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

On August 9, 2016 the Company announced that it had set up a subsidiary, 3Point Care, to provide services critical to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services. The subsidiary is in the development stage.

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

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States, which contemplates continuation of the Company as a going concern. The Company is a development stage enterprise and has limited operations as of January 31, 2017. On January 31, 2017, the Company had an accumulated deficit of $1,280,015.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that does not exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

The Company reviews its accounts receivables accounts periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertisement costs in the three and nine months ended January 31, 2017.

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

As of January 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of January, 31, 2017 and April 30, 2016.

	January, 31, 2017		April 30, 2016
			(Audited)
Audit fee	$		$1,500
Transfer agent			1,621
Attorney fees		200,522	200,522
Officers		134,400

Amount due for consultant BBVI, LLC		254,500
Other		3,552
Total		$592,974	$203,643

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of January 31, 2017 and April 30, 2016.

	January 31, 2017	April 30, 2016
		(Audited)
Syndicated Equity, Inc.	$256,025	$256,025
C. S. Seshadri	20,000	185,905
Total	$276,025	$441,930

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

NOTE 5 - EMPLOYMENT AGREEMENT

As of January 31, 2017 there are no employment agreements with any management personal. However, on April 1, 2016 the Company entered into a memorandum of understanding with its CEO that includes a tentative salary of $144,000 per annum based upon certain conditions and other provisions. However, as of the date of this report, no definitive agreement has been signed.

NOTE 6 - PREFERRED STOCK

As of January 31, 2017 the Company had 30 shares of convertible preferred stock outstanding. Each preferred stock is convertible in to 1% of the outstanding common shares at the date of conversion. At January 31, 2017 the preferred shares were convertible into approximately 11.4 million shares of common stock.

NOTE 7 - PENDING LITIGATION

Under a contract, the Company had liabilities due to a former law firm of $140,000 (see note 3 above). The law firm has filed suit against multiple defendants, including the company, and has been awarded a judgment against the parties to collect its fees, including costs. The Company intends to attempt to settle this matter.

NOTE 8 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, Medical Innovation Holdings, Inc. (the “Company”) assumed a consulting agreement that was entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. No material relationship exists between BBVI and its representatives and any officers or directors of the Company. During the three and nine months ended January 31, 2017, the Company expensed $90,000 and $270,000, respectively, on consulting fees.

NOTE 9 - SHORT-TERM DEBT

As of January, 31, 2017 and April 30, 2016, short term debt consisted of the following:

	January 31, 2017	April 30, 2016
Short-Term Debt
Borrowings from stockholders	$—	$18,100

The short-term debts do not carry interest and are payable on demand.

NOTE 10 - STOCKHOLDERS’ EQUITY

335,000 and 1,546,022 common shares (post-reverse split 1-for-10) were issued during the three-month and nine month period ended January 31, 2017 for $202,572 and $444,773 respectively through a private placement to unrelated parties under Rule 506 of Regulation D. Of the 38,755,022 shares outstanding at January 31, 2017, 1,546,000 have been subscribed and paid for, but have not yet been issued. During the three month period ended January 31,2017 100,000 shares were issued to a consultant for worked performed. The valuation of those shares was $149,310.

NOTE 11 - SUBSEQUENT EVENTS

The Company announced that it has entered into a Letter of Intent (“LOI”) on January 14, 2017 and issued an 8-K subsequent to January 31, 2017, which is incorporated by reference herein, with a Florida-based nutraceutical company (“NEWCO”). Under the agreement, MIHI will acquire 100% of the assets of NEWCO in a cash and stock transaction yet to be valued, but estimated to be between $2.5-$3.5 million. NEWCO will provide a proprietary product line with specialized formulations along with trademarked product names. Also with the acquisition, the Company will receive a robust customer base, existing staff and management, and certain marketing material designed to promote NEWCO’s product line.

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

The Company announced on January 14, 2017 that it has entered into a Letter of Intent (“LOI”) with a Florida-based nutraceutical company (“NEWCO”) and issued an 8-K, which is incorporated by reference herein. Under the agreement, MIHI will acquire 100% of the assets of NEWCO in a cash and stock transaction yet to be valued, but estimated to be between $2.5-$3.5 million. NEWCO will provide a proprietary product line with specialized formulations along with trademarked product names. Along with the acquisition, the Company will access a robust customer base, existing staff and management, and established marketing material designed to promote NEWCO’s product line.

Our securities are currently not liquid. There are limited market makers in our securities and it is not anticipated that any market will develop for our securities until such time as we successfully implement our business plan of providing virtual medical consultations to a rural patient population base.

RESULTS OF OPERATIONS

For the Three Months Ended January 31, 2017, there is no comparison as MedHold did not exist prior to April 29, 2016.

The Company recognized no revenues during the three months ended January 31, 2017.

During the three months ended January 31, 2017, we incurred general and administrative expenses of $314,060, which expenses were mainly due to the ongoing costs of reorganization.

During the three months ended January 31, 2017, the Company recognized a net loss of $314,060 due to the general and administrative expenses.

For the Nine Months Ended January 31, 2017, there is no comparison as MedHold did not exist prior to April 29, 2016.

The Company recognized no revenues during the Nine Months ended January 31, 2017.

During the Nine Months ended January 31, 2017, we incurred general and administrative expenses of $617,942, which expenses were mainly due to the ongoing costs of reorganization.

During the Nine Months ended January 31, 2017, the Company recognized a net loss of $617,942 due to the general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2017, the Company had $33,857 cash on hand. The Company’s total current liabilities were $869,09 as of January 31, 2017, which was mainly accounts payable and accrued expenses of $592,974, and notes payable of $276,125. At January 31, 2017, the Company’s current liabilities exceeded current assets by $835,242.

The Company received $0 in operating activities, but used $245,106 in operating activities for the nine-month period ended January 31, 2017.

The Company did not have any investment activities during the three or Nine Months ended January 31, 2017.

During the three- and nine-month periods ended January 31, 2017, the Company received $202,572 and $444,773 in financing from activities including the issuance of 335,000 and 1,546,022 shares of common stock at $0.20 per share  pursuant to a private placement under Rule 506 of Regulation D.

The Company has an accumulated deficit, as of January 31, 2017, of $1,280,015 compared to $662,073 as of April 30, 2016, an increase in the deficit of $617,942 in the nine-month period.

Going Concern

The Company’s auditors issued a “going concern” statement as part of their opinion in the Audit Report for the year ended April 30, 2016 and for each of the years in the two-year period then ended, including a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability of the Company to continue as a “going concern.”

Short Term

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

As of January 31, 2017, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2017, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2017, we do not hold derivative financial instruments.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2017, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2017 and April 30, 2016, we were not involved in any unconsolidated SPE transactions.

Dividends

The Company has not declared or paid any cash dividend on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended January 31, 2017. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any current, material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended January 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company assumed liabilities due to a former law firm of $140,000. The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three and nine months ended January 31, 2017, the Company sold 335,000 and 1,546,022 shares (post-reverse split 1-for-10) respectively of common stock for $202,572 and $444,773 at $0.20 per share . The securities were sold pursuant to exemptions from registration under Rule 506 of Regulation D of the Securities Act of 1933. Of the 38,755,022 shares outstanding at January 31, 2017, 1,546,000 have been subscribed and paid for, but have not yet been issued. During the three-month period ended January 31, 2017 100,000 shares were issued to a consultant for worked performed. The valuation of those shares was $149,310.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5 OTHER INFORMATION.

None.

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: April 12, 2017	By:	/s/ Arturo Sanchez
Arturo “Jake” Sanchez,
Chief Executive Officer
(Principal Executive Officer)

Dated: April 12, 2017	By:	/s/ Lawrence Litowitz
Lawrence Litowitz,
Interim Chief Financial Officer
(Principal Accounting Officer)

