Form 10-K
period 2017-04-30
MEDICAL INNOVATION HOLDINGS, INC.
filed 2017-07-19
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

State issuer’s revenues for its most recent fiscal year: $0. There were 39,175,022 shares of the Registrant’s common stock outstanding as of April 30, 2017. The aggregate market value of the 4,025,022 shares of common stock held by non-affiliates of the Registrant is approximately $4,025,022 based on the closing market price of $1.00 per share on October 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The Schedule 14c Information Statement filed on August 8, 2016 is incorporated by reference into Part I.

FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Although Medical Innovation Holdings, Inc., (“MedHold” or the “Company,” which may also be referred to as “we,” “us” or “our”) believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from these expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, its ability to implement its business model and raise debt and/or equity to fund negotiated settlements with its creditors and to meet its ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on pages hereafter. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Medical Innovation Holdings, Inc. (“MedHold,” “we,” “us,” “Company”) was incorporated on June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. We changed our name to Medical Innovation Holdings, Inc. effective September 15, 2016, and our name change with FINRA was approved. The Company’s Stock trades on the OTC Market under the symbol “MIHI”.

On April 29, 2016, we completed a Definitive Agreement by which we acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, and thereafter, under a Definitive Agreement, divested Harbor Guard Boats, Inc. business to the former management, thereby releasing $ 3,112,599 in debt associated with the Harbor Guard assets and business. The Harbor Guard assets had not generated any significant revenue for several years, and required major capital to relaunch and manufacture boats, in a very competitive market. The Board deemed it was in the best interest of the shareholders to move in a new business direction with the elimination of a large amount of debt that had been carried. The Company issued 351 million common shares (post-reverse split 1 for 10) for the new Medical Innovations assets and business plan, and 30 Series “A” Convertible Preferred shares were transferred to Medhold, and the Company received 35 million shares of common stock from prior management to retire to treasury in conjunction with the simultaneous divestiture of the old Harbor Guard Boats, Inc. subsidiary and the relief of $3,112,599 in debt from the Company liabilities.

Our majority shareholders as of June 24, 2016 also approved a reverse split (1 for ten old common shares) effective September 15, 2016 for which a Definitive Form 14C was filed and mailed to shareholders. We have changed control, divested the Company of its prior operations including old assets and liabilities and restructured to continue in the business described in this filing. Our corporate offices are located at 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097and our telephone number is (866) 883-3793.

On June 28, 2016, the Company formed a wholly-owned subsidiary, BKare Diagnostics, Inc., in the state of Georgia. BKare Diagnostics is a full-scale provider of high quality laboratory and pharmaceutical services providing personalized services for small and mid-size medical practices and Virtual Health Medical Providers. All BKare Referral Laboratories are certified to provide services to Medicare, Medicaid, HMO and all private and commercial insurance companies. Their personalized services include custom testing protocols, tailored to meet client’s needs and includes services as an online private portal to order tests, supplies, online results 24 hours per day with board certified pathologists.

On August 9, 2016, the Company formed a wholly-owned subsidiary, 3PointCare, Inc., in the state of Georgia to provide services critical to the Company for the administration, scheduling, claims processing, technical support, as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016, MedHold’s wholly owned subsidiary, 3PointCare, entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. The Company will be the exclusive provider to TeleLife. The agreement has an initial term of 10 years together with certain renewal rights. TeleLife MD is a multi-disciplinary specialty care practice formed to provide telemedicine services to patients in rural underserved areas in various states.

On November 14, 2016, the Company announced that its wholly owned subsidiary, BKare, entered into a Marketing & Services Agreement with Vantari Genetics. Under the agreement BKare will provide certain marketing and other services to the Company’s network of clients and Vantari will provide genetic based testing and conduct the molecular laboratory and toxicology testing services. Vantari is a nationally known molecular diagnostic services and toxicology company, and has experience with the development and delivery of molecular laboratory and toxicology testing. It offers full array of genetic testing across the health spectrum, from pharmacogenetics to non-invasive prenatal testing and testing for inherited cancers.

On January 24, 2017, the Company entered into an exclusive agreement for Moody Capital Solutions, Inc., to be the Company’s investment banker in connection with the Company’s efforts to secure financing and to make strategic acquisitions.

On January 13, 2017, the Company entered into a Letter of Intent (LOI) with a Florida-based nutraceutical company, Renaissance Health Publishing, LLC (“RHP”). Under the agreement, the Company will acquire 100% of the assets of RHP in a cash and stock transaction valued anywhere from $2.5-$3.5 million. RHP will provide a proprietary product line with specialized formulations along with Trademark product names. Also with the acquisition, the Company will receive a more robust customer base, existing staff and management, and certain marketing material designed to promote RHP product line. RHP is a nationally known research and development company recognized for its portfolio of physician-developed, natural health supplements designed to provide their customers with a better quality of life. On June 27, 2017, the Company entered into an Asset Purchase Agreement with RHP, details of which are included in the Form 8-K filed on July 3, 2017.

On April 26, 2017, the Company entered into a Letter of Intent (LOI) with a Florida-based international consulting company (“BBVI”). Under the agreement MIHI will acquire 100% of the assets of BBVI in a stock transaction. BBVI will provide immediate access to its strategic client/customer base, share in the sale, ordering, and delivery of products and services to its customers. The acquisition would potentially provide revenue and profits for MIHI once the transaction is complete along with the beginning of building out a global footprint for the Company. The transaction is contingent on the delivery of audited financials. BBVI has been providing strategic consulting services to MIHI for the last year and a half. Through this relationship, the Company has been working with MIHI to expand its presence into international markets. BBVI has been successful in introducing MIHI to these markets and has taken the lead in penetrating certain foreign markets with high-level business professionals and government entities/individuals. This has resulted in securing government bids that may allow MIHI to fulfill the orders and book the resulting revenue.

Our business plan is to establish a nationwide, state by state, multi-disciplinary medical specialist provider/practice network, staffed by sixteen types of Physician Specialists who will serve the rural patient population within the States it practices, via a seamless, comprehensive, sophisticated telemedicine program. Our platform is designed to bring unparalleled access to quality healthcare in real time, as needed, and create huge cost savings and efficiencies. Our fully integrated practice management system provides EMR/EHR, patient scheduling, real time insurance verification, billing, video conferencing and all systems in an end to end technology platform coupled with all the components of a dynamic telehealth delivery system. Our telemedicine platform brings together many different modalities of telemedicine to create a virtual multi-specialty practice within our referring partner’s primary clinic practice. Our business model is designed to increase the access to specialty providers, including, neurology, dermatology, ENT, tele-stroke, management of high risk pregnancy, mental health, dermatology, endocrinology, pediatrics, cardiology, nephrology, pulmonology, OBGYN, maternal and fetal and others.

Corporate Structure:

MEDICAL INNOVATION HOLDINGS, INC. (A Colorado Corporation)

3PointCare, Inc. (A Georgia Corporation)	BKare Diagnostics, Inc. (A Georgia Corporation)

The Problem We Solve

Our Management believes it is recognized by government officials, healthcare executives, healthcare practitioners including physicians, and noted academics that the current medical system is dysfunctional and not in line with the intended goals of effective, affordable and accessible healthcare.

Our Management believes the current medical system and its technological advances as well as the current regulatory trajectory are trapped in outdated, high cost, and ineffective business models. Our mission is to implement cost-effective technological management and develop business models around them to make health care and wellness more affordable and accessible.

Our plan is to have state licensed medical practice locations managed by our Management Services Organization (“MSO”). Our MSO staff and Medical Director will have the necessary backgrounds in their service area and be responsible for business development, clinic and service delivery, and profit and loss.

Sales and Marketing

Our sales and marketing strategy is to present our specialty practice medical services to underserved rural patients in the setting of their primary practice provider. We intend to offer a business-oriented approach to practice management systems, differing from the current medical model. Our model is to enhance medicine for patients, and offer the most efficient administrative system solution for medical practices. We believe we can do that because our business model and profit motive is aligned properly with patient goals and successful outcomes.

We intend to work to leverage success with client practices by implementing for each practice a strategy to use our telehealth platform and our focused management system demonstrating measurable patient and medical professional satisfaction results.

We believe sales and marketing also includes recruiting and developing relationships with candidate health practitioners, unaffiliated care facilities, and medical specialists who will provide efficient service without excessive overhead. Therefore, marketing our service involves enlisting primary care physicians who are interested in expanding their patient base and care services, and increasing their profits through elimination of the excessive administrative staffs. We intend to transmit images electronically through our HIPPA compliant PACS System (acronym for Picture Archiving Communication and Storage). We utilize the eclinicalworks integrated platform to manage all functions of our medical practices. Our Services Agreement grants the Company access to the technology platform and systems, which are licensed.

Key Success Drivers

Our Management believes there is a relatively low cost in opening an MSO to operate across the United States. Our business model is scalable and efficient. However, there is a relatively high barrier to entry in developing a fully integrated platform of trained telehealth practitioners with primary care referring partners.

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

Neither the large conglomerate hospital chain nor the local hospital-based groups may soon adopt our model because of the burden of their overhead and capital costs. Moreover, their revenue model is based on treatment delivery to specific geographic areas within driving distance not broader efficient health solutions. Their expertise, overhead structure, revenue model and mindset simply preclude them from breaking out of their current business models.

OUR TELEHEALTH BUSINESS PLAN

GENERAL

Our premise is the current healthcare delivery system, which serves the 87 million rural US patients, is inadequate. Because specialists are primarily based in urban areas, rural patients do not have direct access to these specialists and are forced to travel great distances, wasting time and money to get the care they need. Because of this, the care continuum is beginning to embrace the new models of communication; information transfer and collaboration in order to fulfill the required healthcare needs of those patients. A transformation of the traditional health system is underway in the US, which incentivizes providers, payers and patients toward improved quality and lower costs.

We believe telemedicine has the ability to greatly improve the accessibility and quality of medical services by extending the reach and increasing the efficiency of the existing system. Succinctly stated, we intend to establish a nationwide multi-disciplinary specialist provider/practice network, staffed by 16 types of specialists who serve the rural patient population via a telemedicine program. This platform will bring unparalleled access to quality healthcare in real time, as needed, and create huge cost savings and efficiencies. Our fully integrated practice management system provides electronic medical records/electronic health records (“EMR/EHR”), patient scheduling, real time insurance verification, billing, video conferencing and all systems in an end to end technology platform coupled with all the components of a seamless telehealth delivery system.

Our proprietary telemedicine platform brings together many different modalities of telemedicine to create a virtual multi-specialty practice within our referring partner’s primary clinic practice. Our business model is designed to greatly increase the access to specialty providers, including, neurology, dermatology, ear nose and throat (“ENT”), tele-stroke, management of high-risk pregnancy, psychiatry, dermatology, endocrinology, pediatrics, cardiology, nephrology, pulmonology, OBGYN, maternal and fetal, and others.

Our plan is to develop an extensive and robust specialty telemedicine program in the US with the capability to implement telemedicine programs and develop networks throughout the 50 states and eventually around the world.

OUR COMPANY

3pointCare is the newly formed operating MSO subsidiary of our Company and is being developed to:

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

Our Core Business: Our Management Service Organization (MSO) and Friendly PC (Medical Practice) structure

We are an applied telehealth platform with three integrated components.

1. Our MSO, 3PointCare, Inc., is powered by an integrated end-to-end software system that enables our team to manage all aspects of our Specialty Medical Practices. We handle all aspects of managing the delivery of our physician services in the delivery of telemedicine/telehealth in consultation encounters.

2. The multi-state Specialty Medical Practice, TeleLifeMD, Inc.

3. Loaning and installing of the telemedicine platform and peripherals to our referring partner clinics/ primary care doctor offices. These become the pipeline for patients into our specialty medical practice.

THE MARKET

We Believe the Time is Right:

The US is the world’s largest national economy with over $17.4 trillion of economic activity thru the fourth quarter of 2016. This is more than one fifth of the world’s total economic output. Healthcare, a key economic driver, comprises approximately 18% of the nation’s gross domestic product, with Americans spending more than any other country on their care at $8,608 per person. Yet despite devoting many resources to this industry, the U.S. has consistently ranked lower in many measures of health and wellness including: life expectancy, infant mortality, and diabetes care. The government has made numerous attempts throughout the nation’s history in reforming healthcare with few successes. A big stride in healthcare reform came in 2010 with the signing of the Patient Protection and Affordable Care Act (ACA). Although the ACA intends to reduce costs and improve quality within the U.S. healthcare system, many agree that the key to achieving that goal will not be legislation, but technology.

The two major sweeping changes from the ACA that will have tremendous impact on the U.S. healthcare system, should they stay in place through regulatory changes, are Accountable Care Organizations (ACOs) and nearly universal coverage. According to the ACA, ACOs are networks of physicians, hospitals, and other providers that take both clinical and financial responsibility for the care of patients. By breaking individual silos among hospitals, pharmacies, home health care agencies, hospices, primary care physicians, and other providers, ACOs attempt to make it easier for all of these providers to coordinate a patient’s care. We face the risk that the ACA is modified or replaced with new healthcare laws, and that many of our base assumptions will change as a result. The Company believes that our business will adapt to any future healthcare reforms.

The implications of ACOs are that technology will be more important in the delivery of healthcare in order to improve patient outcomes and keep costs down. As patients leave the hospital or a primary care doctor’s office to return home, care will need to be maintained and coordinated. For this to take place, technologies that collect health data, promote communication among providers and patients, and that facilitate treatment will need to be implemented. Many of these technologies fall under the telemedicine umbrella, which will be discussed later in this plan. A key facet to remember is that technology is the bridge that fills the gap between all these providers (pharmacies, hospitals, primary care doctors, nurses, etc.) and since coordination is needed to comply with the ACO mandate, more companies will seek out the services of telemedicine and health technology companies. The Company is uncertain about what changes to healthcare laws may affect these premises, however, the Company believes that its services will be beneficial to the market, regardless of the healthcare laws.

Telemedicine is the provision of healthcare services by physicians from one location to patients at another. Telemedicine has gained momentum in the last 50 years thanks to improvements in technology, changes in healthcare policy, and increased consumer demand for such services. Telemedicine not only encompasses technologies related to patient-doctor communication, but also tools used in the delivery and management of diseases, wellness, critical care, and post-acute care.

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

We believe consumer demand will cause telehealth to become “mainstream” health care.

●	Consumers want telemedicine.

●	The greatest impact of telemedicine is on the patient, their family and their community.

●	Using telemedicine technologies reduces travel time and stress for the patient.

●	Over the past 15 years several studies have documented patient satisfaction and support for telehealth services. Such services offer patients the access to providers that might not be available otherwise, as well as medical services without the need to travel long distances.

THE POTENTIAL MARKET FOR 3POINTCARE

Based on our telehealth strategy, 3PointCare and TeleLifeMD will focus on penetrating into markets where there are favorable telemedicine reimbursement regulations. The acceptance of telemedicine throughout the states is expanding the potential market for us. Taking into consideration physician practices, hospitals, nursing homes and skilled nursing facilities and urgent care centers, we estimate the immediate market includes over 500,000 potential referrer partners in the U.S. Currently there are 60-80 million patients in Medically Underserved Areas (MUAs) as defined by the federal government. This represents a large market segment in the rural areas we wish to serve.

Primary Target Customers	Approximate Addressable Market

Hospitals	5,724 of which 1984 are rural
Nursing Homes	15,465
Urgent Care Clinics	9,300
Physicians	468,819
Emerging: Employers (Fortune 500)	500 (each with multiple locations)

The initial and primary focus for 3PointCare will be to build an MSO capable of servicing each state where we intend to operate, create a professional medical corporation, managed by a Medical Director and recruit the necessary part time medical specialist employees required to serve our patients. This model will be expanded and scaled with solid leadership in developing, delivering and managing comprehensive telehealth solutions. The expansion of the model and market penetration will be achieved with a direct to referring primary practice sales and marketing strategy. We intend to follow or chart best practices for the specialty medicine telemedicine delivery model.

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

Our target for Nursing Homes:

There are estimated to be a total of 15,000 nursing homes in the United States. Results of several studies conducted by leading institutions (such as Dartmouth, Commonwealth Fund), showed that based on the reduced hospitalization rates of the more telemedicine engaged facilities, Medicare might see up to $150,000 in savings per nursing home per year. We believe the annual cost of the telemedicine service is estimated at $36,000 per nursing home, suggesting that there could be $115,000 in net savings per year.

Top Telemedicine Encounters:

●	Mental Health (medication management, screening/assessment)

●	Wound Care (wound images, diagnosis/treatment)

●	Episodic Care (non-emergent issues – sore throat, flu, etc.)

Benefits for the Resident:

●	Decrease transports to the emergency department

●	Decrease stress on the resident and family

●	Decrease the chances of a fall

●	Decrease hospital acquired illness

Our Target for K-12 Schools:

The estimated number of K-12 Schools: 130,000. According to the Center for Education Reform, of the total number of schools, about 2,000 have School Based Health Centers (SCHCs), and, few of these are using telehealth. This market segment can experience significant growth with an access solution, which we intend to offer.

Health has a direct impact on student learning (improves education, absenteeism and the learning experience.

For Schools our business intends to offer solutions resolving an unfulfilled need:

●	Increased access to primary and episodic care (many would not have otherwise).

●	Mental Healthcare

●	Specialists

●	Oral Healthcare

●	Pharmacy

Our Program Benefits:

●	Students like the technology

●	School-based health centers are five minutes or 50 feet from the student’s world

●	Increase in yearly medical visits

●	3.4 hours saved from parents missing work (avg. of $43 in lost wages) per year

●	Reduced emergency department visits (avg. savings per family $224) per year

●	Creates a true system of care for the student

Our Target for Urgent Care Facilities (Estimated at over 9,000 Facilities):

Based upon a statement on their website from the American Academy of Urgent Care Medicine, the growth and development of Urgent Care Medicine should be no surprise to anyone. Fueled by frustration over long waits in the emergency room (for non-emergency care), and a reduction in available primary care appointments (often resulting in patients waiting for weeks to see their primary care physician), a new growth spurt for the Urgent Care industry began in the mid-1990s and continues today. The number of urgent care facilities increased from approximately 8,000 in 2008 to 9,300 by 2014. The public’s desire for immediate access to quality and affordable medical care has been the driving force behind this monumental growth.

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

Credentialing Support/ Management

To meet the physician credentialing requirements of partnering hospitals and institutions, 3PointCare assists with the process to credential and privilege clinicians / practitioners who provide telemedicine consultations via the network. All providers must meet the minimum standards of criminal background and certification specific (varies with license, education, training, experience, and competence) screening, as well as additional quality controls.

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

MARKETING AND SALES STRATEGY

We intend that our business and growth will come through direct presentations to primary care facilities and may also grow by word of mouth and referrals, which we hope will develop a brand and positive reputation. We intend to operate with a dedicated field sales and marketing team. Generally, each state where we operate will be staffed by one business development team member per 20 county territories. The business development and revenue growth may also come from the visibility and efforts of the leadership team, along with the support of business developers in the field. In order to sustain our success, maintain the integrity of our brand, keep pace with rising demand, ride the rapid expansion of the market and capture more market share, we must obtain the required funding, estimated at $5,000,000 which is not committed at this time.

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

i.	States: There are currently 35 States where we would target expansion

d. We intend to launch to “policy friendly” telemedicine States

i.	7 States with American Telemedicine Association top composite score (GA, CO, VA, TN, MS, NM, CA)

ii.	30 States plus DC ranked second highest for telemedicine “friendly”

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

Sales Velocity

Our sales strategy will incorporate a process to facilitate sales to enable scale, operational marketing success and sustainability (with continuous improvements to increase sales velocity) to include:

●	Implement a sales funnel methodology and ongoing sales process (qualification, prioritization, revenue forecasting, performance tracking).

●	Invest and implement a customer relationship management (CRM) platform for visibility, opportunity development and management.

●	Create sales enablement tools: training, baseline proposals, and value propositions by market segment, pricing, etc. to enable, replicate success and empower sales executives and partner distribution channels.

●	Procure business intelligence and lead generation tools (for target lists, sales leads).

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

We intend to break down the silos and coordinate an entire program to create a cohesive, holistic solution for healthcare delivery. Our key differentiator we believe is our ability to optimize, deliver and manage across the entire patient-centered medical home (“PCMH”) spectrum.

PLAN OF OPERATIONS

Our 2017 plans are as follows:

GOALS

1st Quarter 2017	Move telemedicine delivery from pilot stage to operating stage in Georgia and other states. Begin to introduce and market our MSO services. Secure bridge financing to finance operations and acquisition. . Additionally, focus on increasing revenue and expense management at practices we manage.

2nd Quarter 2017	Begin optimizing expenses of acquisition target and develop new digital strategies to reach new markets. The target company will be used to develop a platform for alternative medicines for our customers/patients. Add management and staffing to support efforts.

3rd Quarter 2017	Continue to add doctors and clinics to our telemedicine rollout strategy. Consolidate our target company into Atlanta. Add more products while increasing the digital strategy to promote, sell, and deliver products.

4th Quarter 2017	Continue to expand organization into telemedicine friendly states.

THE BUDGET AND USE OF PROCEEDS

The Company’s budget for next twelve months operations are as follows:

Funds are budgeted for the first twelve months as follows*:

Operations Development	$600,000
Tele cart Hardware	1,840,000
Operating Expenses	750,000
General and Administrative	400,000
Working Capital	750,000
Legal and Accounting	110,000
Cost of Commissions and expenses	500,000
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

In the states in which we intend to operate, we believe we are in compliance with all applicable regulations, but, due to the uncertain regulatory environment, certain states may determine we are in violation of their laws and regulations. In the event we must remedy such violations, we may be required to modify our services and products in such states in a manner that undermines our solution’s attractiveness to patients or Providers, we may become subject to fines or other penalties or, if we determine the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our Providers, vendors and Clients, our marketing activities and other aspects of our operations. Of particular importance are:

●	The federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;

●	The federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal

●	Anti-Kickback Statute violation constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	The criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	The federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

●	Reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

●	Similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party payor, including commercial insurers;

●	State laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

●	Laws that regulate debt collection practices as applied to our debt collection practices;

●	A provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;

●	Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

●	Federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the Department of Health and Human Services Office of Inspector General, or OIG, have recently increased their scrutiny of healthcare providers, which led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

We expect significant investments to acquire new Clients, build our proprietary network of healthcare providers and develop our technology platform. We intend to continue scaling our business to build our client and provider bases, broaden the scope of services we offer and expand our applications of technology through which patients can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue is expected to be dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The ACA made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The ACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Many of these changes require implementing regulations, which have not yet been drafted or have been released only as proposed rules.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue. While the ACA is expected to increase the number of persons with covered health benefits, we cannot accurately estimate the payment rates for any additional persons that are expected to be cover by health benefits. For example, the ACA’s expansion of Medicaid coverage could cause patients who otherwise would have selected private healthcare to participate in government sponsored healthcare programs, and Medicaid and other government programs typically reimburse providers at substantially lower rates than private payors. Our revenue may be adversely impacted if states pursue lower rates or cost-containment strategies as a result of any expansion of their existing Medicaid programs to include additional persons, particularly in states experiencing budget deficits. Exchanges created to facilitate coverage for new persons to be covered by health benefits may also place additional pricing pressure on all providers, regardless of payor. Further, the ACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

Finally, other legislative changes have been proposed and adopted in the US since the ACA was enacted. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

After the 2016 presidential election in the U.S., federal agencies were directed to avoid enforcement of any provision of the ACA that imposed fiscal or regulatory burdens on states, individuals and/or a number of types of entities. Although an initial version of proposed legislation – designed to undo the ACA, replace it with a curtailed system of tax credits and dissolve an expansion of the Medicaid program – did not make it past the House of Representatives, the House recently passed a similar bill called the American Health Care Act of 2017 (the AHCA). As a result, there is growing uncertainty regarding the future of the current ACA framework. The effects of potential changes in health care regulation based on the AHCA, including the potential decrease in insured Americans, changes to pharmaceutical prices and a reduction in funds currently available to patients as a result of repeal of significant portions of the ACA, could have a significantly negative impact on our business model and operations.

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

In order to grow our business, we anticipate we will continue to depend on our relationships with third party business affiliates, including our referring partner practices and technology providers. For example, we partner with primary practices and rely on them to refer their patients to our specialists. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our applications or increased revenue.

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

Our business entails the risk of medical liability claims against both our Providers and potentially us in this litigious society. Although we, 3PointCare and Telelife MD, carry insurance covering medical malpractice claims in amounts we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. TeleLife MD will carry professional liability insurance covering $1.0 million per claim and $3.0 million in the aggregate for itself and each of its healthcare professionals (the Practice Providers), and we will separately carry a general insurance policy, which covers medical malpractice claims, covering $1.0 million per claim and $3.0 million in the aggregate. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our Providers or to us in the future at acceptable costs or at all.

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

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

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

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our securities will be listed, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

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

We believe our future growth will depend on the development of our direct sales force and its ability to obtain new referring Partner Practices and to manage our existing client base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire and develop sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We expect to execute a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we recently entered into new specialist healthcare professional markets as well as into other telemedicine related markets. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

Our use, transmission, and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base , business partner base and revenue.

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

HIPAA further requires patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates will, in the aggregate, hold shares representing approximately 89.7% of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

●	delay, defer or prevent a change in control;

●	entrench our management and our board of directors; or

●	Impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

Risk of Lack of Additional Financing

The working capital needs of the Company consist primarily of the financing of marketing, sales, expansion of regions and expansion of operations, regulatory costs, and cost associated with financing and legal and administrative. We currently do not have the funds to support these activities and intend to seek funds in a future private offering in order to support such activities.

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

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely the Company will be able to diversify its operations in the near future. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the healthcare industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Outside Advisors

To supplement the business experience of its Officers and Directors, the Company may be required to employ accountants, technical experts business, appraisers, attorneys, or other consultants or advisors. The Company’s Management, without any input from stockholders, will select such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

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

Dependence upon Management and Limited Participation of Management

The CEO works full time on the business, while the rest of the Company’s officers work for the Company on an as needed basis. All current positions, except the CEO, are part-time, and most of the operational components of the Company are outsourced. Post funding achievement of at least $1,000,000, the Company intends to immediately employ a full time CEO, CFO, COO and Chief Medical Officer with full profit center responsibility and reporting directly to the Board of Directors. It is anticipated that current management will be expected to devote sufficient time to the Company, and dependent of receipt of sufficient funds to support expansion, the Board of Directors will assess the need for full-time executive leadership. In the interim the Company will be heavily dependent upon the skills, talents and abilities, as well as the attributes of consultants to implement its business plan. The Company may, from time to time, find that the inability of the Officers, Directors and consultants to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. (See “Officers and Directors”)

Conflicts Of Interest

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

The stock market, from time-to time, has experienced significant price and volume fluctuations that affected the market prices for the common stock of similar companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has been instituted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation, regardless of its outcome, would result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect upon the company’s business, results of operations, and financial condition.

In the past, the trading price of the Company’s common stock has experienced substantial volatility and have traded at very low volumes and prices. Sales of substantial amounts of common stock in the public market could adversely affect prevailing market prices. As of April 30, 2017, we had 39,175,022 shares of common stock outstanding, of which approximately 4,501,945 shares of common stock is or will be freely tradable, other than restrictions imposed upon our affiliates. The freely tradable shares, along with the contractually restricted shares, are significantly greater in number than the daily average trading volume of our shares. If the selling stockholders, or the holders of the freely tradable shares, were to sell a significant amount of our common stock in the public market, the market price of our common stock would likely be significantly and adversely affected.

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

Our securities have been thinly traded on the Over-The-Counter Market “Pink” which may not provide liquidity for our investors

Our securities are quoted on the Over-the-Market (OTC Pink), under the symbol MIHI. Securities traded on the Over-The-Market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on OTC markets. Quotes for stocks included on the OTC market are not listed in newspapers. Therefore, prices for securities traded solely on the OTC may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

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

Future sales of our common stock by restricted shareholders could have a depressive effect on the market price for our stock

As of date of this report, we had 39,175,022 shares of common stock outstanding, 4,501,945 of which are free trading, subject to restrictions on transfer referred to below, all other shares of common stock which we have not registered are considered “Restricted Securities” as defined under the Securities Act (1934) and in the future may be sold in compliance with rule 144 under the Securities Act or pursuant to a registration statement filed under the Securities Act. Rule 144 generally provides that a person holding restricted securities for a period of six months may sell every three months in brokerage transactions or market-maker transactions an amount equal to the greater of (i) one percent (1%) of our issued and outstanding common stock or (ii) the average weekly trading volume of the common stock during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the company and who has satisfied a one year holding period. The sale of substantial numbers of these shares, whether pursuant to rule 144 or pursuant to a registration statement, may have a depressive effect on the market price of our common stock by causing the supply to exceed demand.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

As of April 30, 2017 and date of this report, we did not own any properties. Our management signed a month to month lease for an office suite in Duluth, Georgia, effective May 1, 2016. The address for this location is 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097. The lease calls for monthly payments of approximately $300 per month and can be cancelled at anytime.

ITEM 3. LEGAL PROCEEDINGS

As of April 30, 2017, neither the Company nor any member of management was a party to any legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Medical Innovation Holdings, Inc. is quoted on the Over-the-Market (OTC) market and the trading symbol for the Company’s common stock is MIHI. The Company’s common stock began trading on the Over-the-Market (OTC) in May of 2006.

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

Year ended April 30, 2017	High	Low

First Quarter	$1.40	$0.60
Second Quarter	$1.80	$0.20
Third Quarter	$1.85	$0.15
Fourth Quarter	$3.99	$1.20

Year ended April 30, 2016	High	Low

First Quarter	$0.0125	$0.0111
Second Quarter	$0.011	$0.0111
Third Quarter	$0.011	$0.007
Fourth Quarter	$0.02878	$0.005

As of June 24, 2016, the majority shareholders and the Board of Directors of the Company approved a change of name to Medical Innovation Holdings, Inc. and a 10 for one reverse split effective September 15, 2016.

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

Recent Sales of Unregistered Securities

The Company issued 1,866,000 common shares (post-reverse split 1-for-10) during the year ended April 30, 2017 for $295,463 through a private placement to unrelated parties under Rule 506 of Regulation D. During the 12 months ended April 30, 2017 100,000 shares were issued to a consultant for worked performed. The valuation of those shares was $149,310.

Exemption from Registration Claimed

All of the above sales by our Company of our unregistered securities were made by us in reliance upon Rule 506 of Regulation D and Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”). All of the individuals and/or entities that purchased the unregistered securities were either primarily existing shareholders, sophisticated shareholders, consultants or sophisticated investors known to us and our management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of our Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements for three years. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements and the Notes thereto. Please note that the Company had a significant business change in the year ended April 30, 2016 and as such, the results of the years ended April 30, 2015 and 2014 are not comparable and are provided for historical reference only.

	During the year ended April 30,
	2017	2016	2015	2014
Operating Results
Net Sales	$0	0	239,059	2,124,657
Gross Margin	$0	0	(19,350)	719,890
Net Gain (Loss)	$(900,866)	(662,073)	(650,893)	(44,455)
Balance Sheet
Total assets	$8,895	1,600	147,950	310,611
Total debt	$1,127,061	663,673	3,243,077	2,754,845
Total Stockholders’ equity (deficit)	$(1,118,166)	(662,073)	(3,095,127)	(2,444,234)
Cash Flows
Net cash received (used) by operating activities	$(316,153)	(16,500)	16,146	(18,817)
Net cash used by investing activities	$0	0	0	(67,183)
Net cash provided (used) by financing activities	$323,448	18,100	(23,190)	(83,392)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-K contains forward-looking statements. The presentation of future aspects of Medical Innovation Holdings, Inc. (“MedHold,” “Company” or “issuer”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied by Medical Innovation Holdings, Inc. in those statements. Important facts that could prevent Medical Innovation Holdings, Inc. from achieving any stated goals include, but are not limited to, the following:

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

There is no assurance the Company will be profitable, the Company may not be able to successfully develop, manage or market its services, the Company may not be able to attract or retain qualified executives and personnel, the Company’s services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company’s businesses.

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

Overview

Medical Innovation Holdings, Inc. (“MedHold,” “we,” “us,” “Company”) was incorporated June 23, 1998 in the state of Colorado as Colorado Community Broadcasting, Inc. In 2005, the Company changed its name to Medina International Holdings, Inc. We changed our name to Medical Innovation Holdings, Inc. effective September 15, 2016. Our name change with FINRA was made effective September 15, 2016. The Company’s Stock trades on the OTC Market under the symbol “MIHI”.

On April 29, 2016, we completed a Definitive Agreement by which we acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, and thereafter, under a Definitive Agreement, divested the Harbor Guard Boats, Inc. business to the former management, thereby releasing $ 3,112,599 in debt associated with the Harbor Guard assets and business. The Harbor Guard assets had not generated any significant revenue for several years, and required major capital to relaunch and manufacture boats, in a very competitive market. The Board deemed that it was in the best interest of the shareholders to move in a new business direction with the elimination of a large amount of debt that had been carried. The Company issued 351 million common shares (post-reverse split 1 for 10) for the new Medical Innovations assets and business plan, and 30 Series “A” Convertible Preferred shares were transferred to Medhold, and the Company received 35 million shares of common stock from prior management to retire to treasury in conjunction with the simultaneous divestiture of the old Harbor Guard Boats, Inc. subsidiary and the relief of $3,112,599 in debt from the Company liabilities.

The majority shareholders as of June 24, 2016 also approved a reverse split (1 for 10 old common shares) effective September 15, 2016 for which a Definitive Form 14C was filed and mailed to shareholders. We have changed control, divested the Company of its prior operations including old assets and liabilities and restructured to continue in the business described in this filing.

On June 28, 2016, the Company formed a subsidiary, BKare Diagnostics, Inc. in the state of Georgia. BKare Diagnostics is a full-scale provider of high quality laboratory and pharmaceutical services providing personalized services for small and mid-size medical practices and Virtual Health Medical Providers. All BKare Referral Laboratories are certified to provide services to Medicare, Medicaid, HMO and all private and commercial insurance companies. Their personalized services include customs testing protocols, tailored to meet client’s needs and includes services as an Online Private Portal to order tests, supplies, online results 24 hours with board certified pathologists.

On August 9, 2016, the Company formed a subsidiary, 3PointCare, in the state of Georgia to provide services critical to the Company for the administration, scheduling, claims processing, technical support, as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016, MedHold’s wholly owned subsidiary, 3PointCare, entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. The Company will be the exclusive provider to TeleLife. The agreement has an initial term of 10 years together with certain renewal rights. TeleLife MD is a multi0disciplinary specialty care practice formed for the purpose of providing telemedicine services to patients in rural underserved areas in various states.

Results of Operations

The following discussion and analysis is based on our consolidated statements of operations, which reflect our results of operations for the year ended April 30, 2017, as prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Our newly acquired business plan had no operations prior to its adoption in April 2016 and therefore no operating results are available prior to April 30, 2016.

For the year ended April 30, 2017 we had $0 in revenues, compared to $0 for the year ended April 30, 2016. For the year ended April 30, 2017 we had $840,542 in general and administrative expenses, compared to $0 for the year prior. For the year ended April 30, 2017, we had $0 in asset impairment compared to $662,073 for the year ended April 30, 2016. The net loss for the year ended April 30, 2017 was $(900,866), whereas the year prior was $(662,073), a difference of $238,793.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $1,562,939, as of April 30, 2017, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. In addition, the Company’s notes are currently in default. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the year ended April 30, 2017 the Company received $295,462 in private placement subscriptions for the Company’s common stock and issued 1,966,000 common shares. During the year ended April 30, 2016 the Company received $0 in private placement subscriptions, but received $18,100 from short-term debt due to shareholders, which is no longer due to shareholders as of April 30, 2017.

Investing Activities

The Company had no investing activities for the year ended April 30, 2017 or 2016.

Liquidity and Capital Resources

As at April 30, 2017, our cash balance was $8,895 as compared to $1,600 at April 30, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

The Company must raise additional funds in order to fund our continued operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. As of April 30, 2017, we had no commitments for additional financing. At the present time, we have tentative arrangements for additional financing through Moody Capital. There can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all.   These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Operating Activities

During the year ended April 30, 2017, the Company used cash in the amount of $316,153 in operating activities, which is an increase of $299,653 over the previous year. The increase in the net loss attributable to common stockholders of $238,793 for the year ended April 30, 2017 over the year ended April 30, 2016, and the increase of $165,805 in notes payable and short term debt are the main factors in the increased cash used; however, there were positive adjustments of $601,209 made in the accounts payable and accrued liabilities, a difference of $617,708 over the previous year, and $149,310 in stock issued for services categories, a difference of $149,310 over the previous year, which help to offset the increased spending. The increased cash used in operating activities is due to the Company’s effort to implement the business plans in the most recent fiscal year.8

Off Balance Sheet Arrangements

None

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. We have entered into an agreement for Moody Capital Solutions, Inc. to assist the Company in securing financing. No commitments to provide additional funds have been made by the Company’s management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses as they may be incurred.

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

On June 27, 2017, the Company entered into an Asset Purchase Agreement with Renaissance Health Publishing, LLC, as discussed in the Form 8-K filed on July 3, 2017.

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

ITEM 8. FINANCIAL STATEMENTS

COMMUNICATION WITH THE AUDIT COMMITTEE

July 13, 2017

Board of Directors and Management Medical Innovation Holdings, Inc

We have audited the accompanying consolidated balance sheet of Medical Innovation Holdings, Inc. and subsidiary, as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year ended April 30, 2017 and the period from inception (April 29,2016) to April 30, 2016. These consolidated financial statements are the responsibility of the Company’s management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Innovation Holdings, Inc., and subsidiary as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the year ended April 30, 2017 and the period from inception (April 29,2016) to April 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has no operations and had an accumulated and stockholders’ deficit of $1,562,939 and $662,000, respectively, as of April 30, 2017 and 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

For the Years Ended April 30, 2017 and 2016

	April 30, 2017	April 30, 2016
ASSETS

Cash	$8,895	$1,600
Total current assets	8,895	1,600
TOTAL ASSETS	$8,895	$1,600

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$804,852	$203,643
Notes payable	322,209	441,930
Short term debt	-	18,100
Total current liabilities	1,127,061	663,673

Preferred stock, 50 Series A (par value $0.001) and 100 Series B authorized (no par value), 30 and 0, and 30 and 0 issued and outstanding on April 30, 2017 and April 30, 2016, respectively	-	-
Common stock, $0.0001 par value, 500,000,000 common shares authorized, 39,175,022 and 37,209,022 issued and outstanding on April 30, 2017 and April 30, 2016, respectively	3,918	3,721
Additional paid-in capital	440,855	(3,721)
Accumulated deficit	(1,562,939)	(662,073)
Total stockholders’ deficit	(1,118,166)	(662,073)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$8,895	$1,600

The accompanying notes are an integral part of these audited financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Operations

For the Years Ended April 30, 2017 and 2016

	For the Year ended	For the Year ended
	April 30, 2017	April 30, 2016
Revenues	$0
Gross profit	$0

Operating expenses:
General and administrative expenses	$840,542	$0
Asset impairment	-	662,073
		-
Total operating expenses	840,542
Loss from operations	$840,542	$662,073

Total other expenses	60,324	-

Net Income (Loss)	(900,866)	$(662,073)
Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding:
Basic	38,355,268	37,209,000
Diluted	38,355,268	37,209,000

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

For the Years Ended April 30, 2017 and 2016

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016

OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(900,866)	$(662,073)
Adjustments to reconcile net loss to net cash flows used in operating activities:		662,073
Changes in:
Accounts payable and accrued liabilities	601,208	(16,500)
Stock issued for services	149,310	-
Notes payable and short term debt	(165,805)	-
Net cash (used in) operating activities	(316,153)	(16,500)

INVESTING ACTIVITIES
Net cash (used in) investing activities	-	-

FINANCING ACTIVITIES
Decrease in Notes Payable and short term debt	(18,100)	-
Increase in notes payable	46,085
Issuance of Common Stock	295,463
Due to Shareholders	-	18,100
Net cash provided by financing activities	323,448	18,100

NET CHANGE IN CASH	7,295	1,600

CASH, Beginning of year	1,600	0
CASH, Ending of year	$8,895	$1,600

The accompanying notes are an integral part of these audited financial statements

Medical Innovation Holdings, Inc.

Statement of Shareholders’ Equity (USD $)

For the Years Ended April 30, 2016 and 2017

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCE, April 30, 2015	30	$360,000	5,609,012	$5,609	$4,907,950	$(8,368,686)	$(3,095,127)

Shares Issued on Reverse Merger			2,109,012	$2,109	$(2,109)	-
Recapitalization of Shares			35,100,000	35,100	(35,100)
Net Loss					-	(662,073)	(662,073)

BALANCE, April 30, 2016	30		37,209,022	$3,721	$(3,721)	$(662,073)	$(662,073)

Issuance of shares			1,966,000	$197	$444,575-	-	444,772
Net Loss					-	(900,866)	(900,866)

BALANCE, April 30, 2017	30		39,175,022	$3,918	$440,855-	$(1,562,939)	$(1,118,167)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

On or about June 24, 2016, the Company proposed a reverse split of the common stock issued and outstanding on a one new share for 10 old shares basis, with fractional shares being rounded up to the next whole share, and sought authorization to change the Company’s name to Medical Innovation Holdings, Inc. (note these actions required an amendment to the Articles of Incorporation and required the approval of the Financial Industry Regulatory Authority (“FINRA”), which was granted). The majority shareholders approved both proposals and a Schedule 14C Information Statement was filed on August 8, 2016. The stock split and name change were effective September 15, 2016, and as such, the numbers reflected in the unaudited financial statements are post-split figures; all per share data was retroactively restated.

The Company is establishing a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by sixteen types of Physician Specialists. These Physician Specialists will provide virtual medical consultations to rural patients who are chronically underserved. The Company intends to accomplish this via a comprehensive and sophisticated end-to-end virtual medicine program.

On June 28, 2016, the Company formed a wholly-owned subsidiary, BKare Diagnostics, Inc., in the state of Georgia. BKare Diagnostics is a full-scale provider of high quality laboratory and pharmaceutical services providing personalized services for small and mid-size medical practices and Virtual Health Medical Providers. All BKare Referral Laboratories are certified to provide services to Medicare, Medicaid, HMO and all private and commercial insurance companies. Their personalized services include custom testing protocols, tailored to meet client’s needs and includes services as an online private portal to order tests, supplies, online results 24 hours per day with board certified pathologists.

On August 9, 2016 the Company announced that it had set up a subsidiary, 3PointCare, Inc., a Georgia corporation, to provide services critical to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016 the Company announced that 3PointCare, Inc. entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. with this agreement, the Company has acquired the services of TeleLife MD, a multi-disciplinary specialty care practice formed for the purpose of providing telemedicine services to patients in rural underserved areas in various States. The Company also licensed its cloud-based tele-health technology platform to TeleLife. Additionally, the Company will provide core MSO services such as claims processing, billing and collection, physician services that include support and recruiting.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. In addition, the Company’s notes are currently in default. The Company is a development stage enterprise and has limited operations as of April 30, 2017. On April 30, 2017, the Company had an accumulated deficit of $1,562,939.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements of Medical Innovation Holdings, Inc. and its subsidiaries were prepared in accordance with GAAP and include the assets, liabilities, revenues, and expenses of subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertisement costs in the 12 months ended April 30, 2017.

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

Products and Services, Geographic Areas and Major Customers

The Company intends to establish a nationwide, state-by-state, multi-disciplinary medical specialist provider/practice network, staffed by sixteen types of physician specialists. These specialist physicians will provide virtual medical consultations to the potential millions of rural patients who are chronically underserved. This will be accomplished via a seamless, comprehensive, sophisticated end-to-end virtual medicine program.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This standard has no material effect on our financial statements

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. This standard has no material effect on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted This standard has no material effect on our financial statements

As of April 30, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of April 30, 2017 and April 30, 2016.

	2017		2016

Audit fee	$		$1,500
Transfer agent			1,621
Attorney fees		272,748	200,522
Related party		182,400
Other		5,204
Amount due for consultant BBVI, LLC		344,500

Total		$804,852	$203,643

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of April 30, 2017 and April 30, 2016.

	2017	2016

Syndicated Equity, Inc.	$302,110	$256,025
C. S. Seshadri	20,000	185,905
Total	$322,110	$441,930

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

NOTE 6 - PREFERRED STOCK

As of April 30, 2017 the Company had 30 shares of convertible preferred stock outstanding. Each share of preferred stock is convertible in to 1% of the outstanding common shares at the date of conversion. At April 30, 2017 the preferred shares were convertible into approximately 11.8 million shares of common stock.

NOTE 7 - PENDING LITIGATION

Under a contract, the Company had liabilities due to a former law firm of $200,000 (see note 3 above). The law firm has filed suit against multiple defendants, including the company, and has been awarded a judgment against the parties to collect its fees, including costs. The Company intends to attempt to settle this matter.

NOTE 8 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, Medical Innovation Holdings, Inc. (the “Company”) assumed a consulting agreement that was entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. A major shareholder of the Company is a consultant for BBVI. During the year ended April 30, 2017 the Company expensed $360,000 on consulting fees. The outstanding balance as of December 31, 2016 was converted into restricted shares of common stock at $0.50 per share. Upon board approval, the remaining balance through April 30, 2017 will be converted to restricted shares of common stock.

NOTE 9 - SHORT-TERM DEBT

As of April 30, 2017 and April 30, 2016, short-term debt consisted of the following:

	2017	2016
Short-Term Debt
Borrowings from stockholders	$-	$18,100

The short-term debts do not carry interest and are payable on demand.

NOTE 10 - STOCKHOLDERS’ EQUITY

1,866,000 common shares (post-reverse split 1-for-10) were issued during the year ended April 30, 2017 for $295,463 through a private placement to unrelated parties under Rule 506 of Regulation D. During the twelve months ended April 30, 2017 100,000 shares were issued to a consultant for worked performed. The valuation of those shares was $149,310.

NOTE 11 – POTENTIAL ACQUISITION

The Company announced that it entered into a Letter of Intent (“LOI”) on January 14, 2017 and issued an 8-K, which is incorporated by reference herein, with a Florida-based nutraceutical company (“NEWCO”). Under the agreement, MIHI will acquire 100% of the assets of NEWCO in a cash and stock transaction yet to be valued, but estimated to be between $2.5-$3.5 million. NEWCO will provide a proprietary product line with specialized formulations along with trademarked product names. Also with the acquisition, the Company will receive a more robust customer base, existing staff and management, and certain marketing material designed to promote NEWCO’s product line. On June 27, 2017, the Company entered into an Asset Purchase Agreement with Renaissance Health Publishing, LLC, as discussed in the Form 8-K filed on July 3, 2017.  The asset purchase agreement is subject to certain closing conditions which are required to be satisfied before the closing takes place.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

Management’s Annual Report on Disclosures Controls and Procedures

We adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. Arturo Sanchez, our President and Mr. Lawrence Litowitz our Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of April 30, 2017.

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s pre-existing disclosure controls and procedures were not effective as of April 30, 2017. We intend to expand our procedures and controls for the current fiscal year.

ITEM 9(A)T. INTERNAL CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended April 30, 2017. We believe that internal control over financial reporting is not effective because of the historical practices of prior management including lack of segregation of duties. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Name	Age	Position
Arturo Sanchez	61	CEO, Director
Raimundo Dias	46	President, Corporate Secretary and Former Director (1)
Lawrence Litowitz	66	Interim CFO, Director
John Stol	52	Director
Bart Siegel	65	Director (2)

Key Advisors:
Ralph I. Abravaya	64	Advisory Board Member
Leonard Makowka, M.D., Ph.D., FRCS(C), FACS	63	Strategic Medical Manager
Dr. Christopher JWB Legget	56	Chief Medical Officer

(1)	Resigned as Director effective August 18, 2016
(2)	Appointed a Director on August 24, 2016

Biographical Information

Arturo Sanchez, age 61, CEO and Director

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

Raimundo Dias, age 46, Former President, Corporate Secretary and Former Director (resigned as Director on August 18, 2016)

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

Lawrence Litowitz, age 66, Interim CFO

Mr. Litowitz was appointed Interim CFO on May 13, 2016. He is also appointed a Director to be effective 10 days after the mailing of the Section 14(f) Notice to Shareholders. Mr. Litowitz’s experience includes over 35 years focusing on entrepreneurial and middle-market companies in a broad range of businesses. He has worked in venture capital, venture capital backed companies and companies with a nation- wide footprint. Additionally, he has participated or led 11 IPO transactions. Additionally, he has been the CFO of 3 public companies ranging in size from $25mm to $350mm implementing Sarbox programs and interacting with institutional investors on road shows and investor calls. Mr. Litowitz has also been the CFO of a major Private Equity firm participating in many different financing rounds of all types.

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

John Stol, age 52, Board of Director Member

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

Bart Siegel, age 65, Board of Director Member

Mr. Siegel was appointed a Director on August 24, 2016. Mr. Siegel has experience in growth, management and venturing in the areas of security, government contracting, unmanned vehicles night vision systems, payment and identification programs, manufacturing, technologies, product development and technical service industries. His technical and strategic business management experience has resulted in skills in strategic development and implementation, new business development, acquisitions and mergers, alliance development and business turnaround. He has experience in visioning, championing, developing and positioning businesses to maximize value for investors and corporate management through commercialization or venturing within corporate structure.

ADVISORY BOARD

Ralph I. Abravaya, age 64, Board of Advisors

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

Mr. Abravaya resigned on July 1, 2016.

Leonard Makowka, M.D., PH.D., FRCS(C), FACS, age 63, Strategic Medical Manager   Doctor Makowka was appointed Strategic Medical Manager of Medina International Holdings, Inc. on May 13, 2016. Dr. Makowka earned and received an M.D. in 1977 from the University of Toronto, a Master of Science from the Department of Pathology at the University of Toronto in 1979 and a Doctor of Philosophy in 1982 from the Department of Pathology at the University of Toronto.

Mr. Makowka resigned on December 28, 2016.

Dr. Christopher JWB Leggett, age 56, CMO

Dr. Christopher JWB Leggett is a clinical academic interventional cardiologist. He received his board certifications in internal medicine, cardiology and interventional cardiology through the American Board of Internal Medicine. He presents to us with a lifetime of stellar achievement. A Native of Cleveland, Ohio he was born the tenth of eleven children to Willie and Ethel Leggett. At 13 years of age, he was awarded a three year academic scholarship by the “A Better Chance” organization to attend Phillips Academy in Andover, Massachusetts. After graduation, he received a four year academic scholarship to attend Princeton University. He graduated with a Bachelor of Arts degree in Sociology in 1982. He was a campus leader and member of the Princeton University basketball team.

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

Pursuant to and consistent with the Statement of Purpose of the corporation, and for record purposes, the Board of Directors of the corporation has ratified the following starting forward compensation matrix based on incremental levels of proceeds from a future Private Placement Offering in support of the Business Plan of the corporation:

Name	Title	Monthly Compensation (1)

Arturo Sanchez	CEO	$12, 500	(2)

Lawrence Litowitz	Interim CFO	$8,000

John Stol	Director	$4,000

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President, Chief Financial Officer, and the Company’s most highly compensated executive officers for the fiscal years ended April 30, 2017, 2016, and 2015 the “Named Executive Officers”):

SUMMARY EXECUTIVES COMPENSATION TABLE

Name &		Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Arturo Sanchez, CEO (1)	2017	$130,400	$-	$-	$-	$-	$-	$-	$130,400

Raimundo Dias, Former President and Secretary (1)	2017	$0	$-	$-	$-	$-	$-	$-	$0

Lawrence Litowitz, Interim CFO (1)	2017	$52,000	$-	$-	$-	$-	$-	$-	$52,000

Daniel Medina,	2017	$0	$-	$-	$-	$-	$-	$-	$0
Former	2016	$0	$-	$-	$-	$-	$-	$-	$0
President (2)	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000

Madhava Rao Mankal,	2017	$0	$-	$-	$-	$-	$-	$-	$0
Former	2016	$0	$-	$-	$-	$-	$-	$-	$0
CFO (2)	2015	$120,000	$-	$-	$-	$-	$-	$-	$120,000

1) Appointed effective May 13, 2016. Mr. Sanchez has accrued approximately $160,400 in consulting fees as an Officer through July 11, 2017. Mr. Litowitz has accrued approximately $59,500 in consulting fees as an Officer through July 11, 2017.

(2) Resigned effective May 13, 2016

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

There were 100,000 options issued during the fiscal years ended April 30, 2017 and none exercised during the year. There were none issued or exercised during the year ended April 30, 2016.

Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR values

	Shares		Number of Securities Underlying Unexercised Options/SARS at FY-End	Value of Unexercised In- the-Money Options/SAR at FY-End ($)
Name	Acquired on Exercise (#)	Value Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable
Lawrence Litowitz CFO	0	0	100,000	0

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives Compensation Table” during the year ended April 30, 2017:

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Options awards plan compensation ($)	Non qualified, non- equity incentive earnings ($)	Deferred compensation($)	All other ($)	Total

Arturo Sanchez, Director (1)	$-	$-	$-	$-	$-	$-	$-

Lawrence Litowitz, Director (1)	$-	$-	$-	$-	$-	$-	$-

John Stol, Director (2)	$-	$-	$-	$-	$-	$-	$-

Bart Siegel, Director (3)	$-	$-	$-	$-	$-	$-	$-

Raimundo Dias, Former Director (4)	$-	$-	$-	$-	$-	$-	$-

Daniel Medina, Former Director (5)	$-	$-	$-	$-	$-	$-	$-

Madhava Rao Mankal, Former Director (5)	$-	$-	$-	$-	$-	$-	$-

Mike Gallo, Former Director (6)	$-	$-	$-	$-	$-	$-	$-

John Erich Lewis, Former Director (6)	$-	$-	$-	$-	$-	$-	$-

Total	$-	$-	$-	$-	$-	$-	$-

(1) Appointed as a Director effective June 13, 2016. Mr. Sanchez has accrued approximately $160,400 in consulting fees as an Officer through July 11, 2017. Mr. Litowitz has accrued approximately $59,500 in consulting fees as an Officer through July 11, 2017.

(2) Appointed as a Director effective May 13, 2016.

(3) Appointed as a Director effective August 24, 2016.

(4) Appointed as a Director effective May 13, 2016 and resigned effective August 18, 2016.

(5) Resigned as a Director effective May 13, 2016.

(6) Resigned as Director effective June 13, 2016.

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

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of our common stock as of April 30, 2017, by (a) each person known by us to own beneficially 5% or more of our outstanding shares of common stock, (b) our directors, Principal Executive Officer, Chief Financial Officer and other executive officers named in “MANAGEMENT—Director and Executive Compensation,” and (c) all our directors and executive officers as a group.

The information below is based on the number of shares of MIHI common stock that we believe was beneficially owned by each person or entity as of closing of the transaction based on 39,175,022 shares issued and outstanding.

Name and Address of Beneficial Owner (1)	Nature of Beneficial Ownership	Amount and Nature of Beneficial Owner	Percent of Class (2)
OB Holdings, LLC	Common Stock	15,400,000	39.3%
Elk Health Holdings, LLC	Common Stock	14,400,000	36.8%
IMS Group, LLC	Common Stock	1,700,000	4.3%
Arturo Sanchez, CEO and Director	Common Stock	2,000,000	5.1%
Reliable Energy Management Information, LLC (3)	Common Stock	100,000	.26%
Dr. Christopher Leggett, CMD	Common Stock	450,000	1.1%
John Stol, Director	Common Stock	300,000	.77%
Bart Siegel, Director	Common Stock	0	0%
Lawrence Litowitz, Interim CFO and Director	Common Stock	100,000	.26%
OROSA Holdings, Inc. (4)	Common Stock	700,000	1.8%
Raimundo Dias, Former President and Secretary	Common Stock	0	0%
OB Holdings, LLC	Series “A” Convertible Preferred Stock	18	60%
Elk Health Holdings, LLC	Series “A” Convertible Preferred Stock	12	40%
All Officers and Directors as a group (4 people)	Common Stock	2,400,000	6.1%

(1) The address of each person listed above, unless otherwise indicated, is c/o Medical Innovation Holdings, Inc., 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097.

(2)	Includes the unvested shares as if fully earned

(3)	Dr. Leonard Makowka, Former Strategic Medical Manager, is a 33% Interest Holder Member in the LLC.

(4)	At closing of the Acquisition and Purchase Agreement between Company and MedHold Innovations Holdings, Joint Venture, OROSA Holdings, Inc. (as a designee) received 700,000 common shares (post split).

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

Other than the stock transactions discussed below, we have not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

CONSULTING AGREEMENTS WITH OFFICERS AND DIRECTORS

We have no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

EQUITY ISSUANCES TO OFFICERS AND DIRECTORS

On March 17, 2017 100,000 options were issued to Mr. Litowitz, the interim CFO and a Director of the Company. The options are exercisable at $3.04 per share of common stock .

On April 26, 2017, the Company entered into a Letter of Intent (LOI) with a Florida-based international consulting company (“BBVI”). Under the agreement MIHI will acquire 100% of the assets of BBVI in a stock transaction. BBVI will provide immediate access to its strategic client/customer base, share in the sale, ordering, and delivery of products and services to its customers. The acquisition would potentially provide revenue and profits for MIHI once the transaction is complete along with the beginning of building out a global footprint for the company. The transaction is contingent on the delivery of audited financials. BBVI has been providing strategic consulting services to MIHI for the last year and a half. Through this relationship, the Company has been working with MIHI to expand its presence into international markets. BBVI has been successful in introducing MIHI to these markets and has taken the lead in penetrating certain foreign markets with high-level business professionals and government entities/individuals. This has resulted in securing government bids that may allow MIHI to fulfill the orders and book the resulting revenue. A consultant of BBVI, Derrick Orosa is a major shareholder of the Company.

INDEPENDENCE OF DIRECTORS

An Independent Director means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. For purposes of this rule, “Family Member” means a person's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home. The following persons shall not be considered independent:

(A) a director who is, or at any time during the past three years was, employed by the Company;

(B) a director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i) compensation for board or board committee service;

(ii) compensation paid to a Family Member who is an employee (other than an Executive Officer) of the Company; or

(iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation.

Based on the above definition, the Company has two Directors that are Independent Directors: John Stol and Bart Siegel. The remaining two Directors, Lawrence Litowitz and Arturo Sanchez are not considered Independent as they are also Officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General

MJF& Associates, APC, Los Angeles, California is the Company’s principal auditing/ accountant firm for the years ended April 30, 2017 and 2016.

Audit Fees

Audit and Review fees for the year ended April 30, 2017 and April 30, 2016 was $25,000  and $16,500 respectively.

There were no other fees in 2017 and 2016 paid to Auditors or Auditors affiliates.

PART IV

ITEM 15. EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

3.1	Articles of Incorporation of our wholly owned subsidiary, 3PointCare, a Georgia corporation

3.2	Articles of Incorporation of BKare Diagnostics, Inc., our wholly owned subsidiary, a Georgia corporation.

10.1	Acquisition Agreement – April 29, 2016 – Medina International Holdings, Inc. and Medical Innovation Holdings (1)

10.2	Acquisition and Purchase Agreement – Medina International Holdings, Inc. and Daniel Medina and Rao Mankal (1)

10.3	Settlement Agreement and Release – Medina International Holdings, Inc. and Chenji Srinivasan Seshadri (1)

10.4	Bill of Sale (1)

10.5	Settlement Agreement and Release – Medina International Holdings, Inc., Daniel Medina and Harbor Guard Boats, Inc. (1)

10.6	Settlement Agreement and Release – Medina International Holdings, Inc., Madhava Rao Mankal and Harbor Guard Boats, Inc. (1)

10.7	Settlement Agreement and Release – Medina International Holdings, Inc., Srikrishna Mankal and Harbor Guard Boats, Inc. (1)

10.8	Exclusive Agreement with Moody Capital Solutions, Inc.

10.9	Letter of Intent to Acquire BBVI

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: July 18, 2017	By:	/s/ Arturo Sanchez
Arturo Sanchez,
Chief Executive Officer & Director
(Principal Executive Officer)

Dated: July 18, 2017	By:	/s/ Lawrence Litowitz
Lawrence Litowitz,
Interim Chief Financial Officer & Director
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18, 2017	By:	/s/ Arturo Sanchez
Arturo Sanchez,
CEO and Director

Dated: July 18, 2017	By:	/s/ Lawrence Litowitz
Lawrence Litowitz, Interim Chief Financial Officer and Director

Dated: July 18, 2017	By:	/s/ John Stol
John Stol, Director

Dated: July 18, 2017	By:	/s/ Bart Siegel
Bart Siegel, Director

