Form 10-Q
period 2017-07-31
MEDICAL INNOVATION HOLDINGS, INC.
filed 2017-10-04
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of July 31, 2017, there were 39,235,022 shares of the registrant’s common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	July 31, 2017	April 30, 2017
	Unaudited	Audited
ASSETS

Current assets:
Cash	$30,692	$8,895
Total Current Assets	30,692	8,895

Total assets	$30,692	$8,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	$900,852	$804,852
Notes Payable	341,573	322,209
Derivative Liability	108,205	-
Total liabilities	1,350,630	1,127,061

Stockholders’ deficit:
Common stock; authorized 500,000,000; 39,235,022 shares at $0.0001 par value as of July 31, 2017 and 39,175,022 shares at $0.0001 par value as of April 30, 2017	3,924	3,918
Additional Paid in Capital	589,059	440,855
Deficit accumulated	(1,912,921)	(1,562,939)
Total stockholders’ deficit	(1,319,938)	(1,118,166)

Total liabilities and stockholders’ deficit	$30,692	$8,895

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Month Period Ended July 31, 2017	For the Three Month Period Ended July 31, 2016

Operating Expenses:

General and administrative	$179,203	$246,678

Non-Operating expense
Changes in fair value of derivative liability	5,824	-

Other Expenses
Interest Expense, net	46,755	-
Loss on settlement of debt	118,200	-
Total non-operating expense	170,779	-
Net loss for the period	$(349,982)	$(246,678)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	39,235,022	37,639,012

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Month Period Ended July 31, 2017	For the Three Month Period Ended July 31, 2016

Cash flow from operating activities:
Net loss	$(349,982)	$(246,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on settlement of debt	118,200	-
Change in value of derivative liability	5,824	-
Amortization of debt discount	5,137	-
Financing costs	27,382	-
Changes in operating assets and liabilities:
Accrued interest	14,236	-
Accounts Payable	126,000	-
		141,000
Net Cash Used in Operating activities	(53,203)	$(105,678)

Cash flows from financing activities:
Issuance of Common Stock	-	172,000
Change due to Shareholders	-	1,900
Proceeds from Note Payable- Unrelated Party	75,000	-
Net cash provided by financing activities	75,000	173,900

Increase in cash during the period	21,797	68,222

Cash, beginning of period	8,895	1,600

Cash, end of period	$30,692	$69,822

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Unaudited)

NOTE 1 - INTRODUCTION

On April 29, 2016, Medina International Holdings, Inc. (the “Company”) entered into an Acquisition and Purchase Agreement with Medical Innovation Holdings, a Joint Venture (“MedHold”) effective April 29, 2016, whereby all the assets of MedHold were acquired by the Company. In conjunction therewith, 35,100,000 shares (post-reverse split 1-for-10) were issued. Since the owners of MedHold now own approximately 94% of Medina, this transaction was accounted for as a reverse acquisition of Medina by MedHold resulting in a recapitalization of Medhold. Accordingly, the financial statements presented herein contain comparisons to the prior fiscal year, as operations began April 29, 2016.

Prior to the acquisition, Medina went through a restructuring and divesture. For details, please see the 8-K/A filed by Medina on June 6, 2016.

On or about June 24, 2016, the Company proposed a reverse split of the common stock issued and outstanding on a one new share for 10 old shares basis, with fractional shares being rounded up to the next whole share, and sought authorization to change the Company’s name to Medical Innovation Holdings, Inc. (note these actions required an amendment to the Articles of Incorporation and required the approval of the Financial Industry Regulatory Authority (“FINRA”), which was granted). The majority shareholders approved both proposals and a Schedule 14C Information Statement was filed on August 8, 2016. The stock split and name change were effective September 15, 2016, and as such, the numbers reflected in the financial statements are post-split figures; all per share data was retroactively restated.

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

On August 9, 2016 the Company announced it set up a subsidiary, 3PointCare, Inc. (“3P”), a Georgia corporation, to provide services critical to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016 the Company announced that 3P entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. with this agreement, the Company acquired the services of TeleLife MD, a multi-disciplinary specialty care practice formed for the purpose of providing telemedicine services to patients in rural underserved areas in various States. The Company also licensed its cloud-based tele-health technology platform to TeleLife. Additionally, the Company will provide core MSO services such as claims processing, billing and collection, physician services that include support and recruiting.

Going Concern

The accompanying financial statements were prepared in conformity with GAAP in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. In addition, the Company’s notes are currently in default. The Company is a development stage enterprise and has limited operations as of July 31, 2017. As of July 31, 2017, the Company had an accumulated deficit of $1,912,921.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements (“CFS”) of Medical Innovation Holdings, Inc. and its subsidiaries were prepared in accordance with GAAP and include the assets, liabilities, revenues, and expenses of subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of our CFS in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to;

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

Revenue Recognition

Revenue is recognized when earned. The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date services are rendered and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied, are recorded as unearned revenue.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in the three months ended July 31, 2017 and 2016.

Inventory

We carry our inventories at the lower of cost or market value. Cost is determined using first-in, first-out (“FIFO”) method. Market is determined based on net realizable value. We also provide due consideration to obsolescence, excess quantities, and other factors in evaluating net realizable value.

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

Long Lived Assets

The Company follows Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), now codified in ASC 350,which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. This standard has no material effect on our CFS.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. This standard has no material effect on our CFS.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016- 15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on its CFS.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

As of July 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of July 31 and April 30, 2017.

	July 31, 2017	April 30, 2017

Attorney fees	$272,748	$272,748
Related party-Accrued Salaries	218,400	182,400
Other	5,204	5,204
Amount due for consultant BBVI, LLC	404,500	344,500

Total	$900,852	$804,852

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of July 31 and April 30, 2017

	July 31, 2017	April 30, 2017
Syndicated Equity, Inc.	$316,020	$302,209
C. S. Seshadri	20,000	20,000
Eagle Equities LLC, net of discount of $69,863	5,553
Total	$341,573	$322,209

The Company retained a Note payable of $256,025. The Note was issued on June 18, 2015 and was due in one month at 1%. The Note carries a default interest rate of 18% and is convertible at 60% of the Volume Weighted Average Price for 5 days prior to conversion. This note is currently in default. The Company evaluated and recorded beneficial conversion on this note in prior years’ financial statements. The Company has recorded $13,820 in accrued interest for the three month period ending July 31, 2017 as compared to accrued interest of $11,695 for the comparable period in 2016.

The Seshadri note was agreed to be settled with a payment of $20,000. Prior to the settlement the note carried interest and was convertible into the Company’s common stock.

On July 6, 2017, Medical Innovation Holdings, Inc., a Colorado corporation (the “Company”) issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle Equities LLC. (“Eagle”) of $75,000 to evidence funds lent by Eagle to the Company on July 6, 2017. The Note has a maturity date of July 6, 2018. The Company has recorded $416 in accrued interest for the three month period ending July 31, 2017.

The aforementioned Note is classified as a hybrid instrument with an embedded feature. The embedded feature has exhibited all of the following characteristics to qualify as a derivative:

1. The Note has an underlying and notional amount which is defined as the number of shares into which the may be converted into.

2. The Note requires little or no initial net investment. The initial net investment, which equals the fair value of the conversion feature, is generally less than the fair value of the underlying shares and therefore complies with the second criterion.

3. The Note provides for net settlement. The Company’s shares are publicly traded, then the conversion feature is considered to provide for net settlement, because the holder can readily sell the shares received upon conversion for cash.

The Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates.

NOTE 5 – DERIVATIVE LIABILITY

Derivative instruments

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in the fair value of derivatives liability are recorded in the statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

6. Derivative liabilities

The derivative liability is derived from the conversion features in the promissory note issued on July 6, 2017. As of July 31, 2017, the derivative liability was $108,205. The Company recorded $27,382 of financing costs, which is the difference between the derivative liability and the face value of the note, and $5,824 expense from changes in derivative liability during the period ended July 31, 2017 respectively.

July 31, 2017
Annual dividend yield	—
Expected life (years)	1
Risk-free interest rate	1.14%
Expected volatility	270%

NOTE 6 - EMPLOYMENT AGREEMENT

As of July 31, 2017 there are no employment agreements with any management personal. However, on April 1, 2016 the Company entered into a memorandum of understanding with its CEO that includes a tentative salary of $144,000 per annum based upon certain conditions and other provisions. However, as of the date of this report, no definitive agreement has been signed.

NOTE 7 - PREFERRED STOCK

As of July 31, 2017 the Company had 30 shares of convertible preferred stock outstanding. Each share of preferred share is convertible in to 1% of the outstanding common shares at the date of conversion. At July 31, 2017 the preferred shares were convertible into approximately 11,770.500 shares of common stock.

NOTE 8- PENDING LITIGATION

Under a contract, the Company had liabilities due to a former law firm of $200,000 (see note 3 above). The law firm filed suit against multiple defendants, including the Company, and was awarded a judgment against the parties to collect its fees, including costs. The Company intends to settle this matter.

NOTE 9 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, the Company assumed a consulting agreement entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. A major shareholder of the Company is a consultant for BBVI. During the year ended April 30, 2017 the Company expensed $360,000 of consulting fees. The outstanding balance as of December 31, 2016 was converted into restricted shares of common stock at $0.50 per share, the value of the shares as of the date of issue was $149,310. Upon board approval, the remaining balance through July 31, 2017 will be converted to restricted shares of common stock.

During the three month period ending July 31, 2017 the Company issued 60,000 shares to settle $30,000 of previous debt owed to BBVI, a related party, the fair value of the 60,000 common shares was $148,200 which resulted in a loss on settlement of debt of $118,200. The Company also recorded $90,000 in accrued fees to BBVI during the three month period ending July 31, 2017.

On June 27, 2017, the Registrant entered into an Asset Acquisition Agreement with Renaissance Health Publishing LLC. a Florida Limited Liability Company.

The consideration to be paid to Seller for the Purchased Assets (the “Purchase Price”) shall consist of:

a) a cash payment at Closing of $1,000,000 (the “Closing Date Payment”), payable via certified check or wire transfer of immediately available funds to an account that shall have been designated by Seller to Buyer prior to Closing; and

b) payment of: (x) four (4) times Seller’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 12 month period ending on the last day of the calendar month immediately preceding the month in which the audit is completed (the “Audit Date”), as determined by an audit of Seller’s financial statements conducted by Assurance Dimensions, Inc. (the “Auditor”), plus (y) the value of Seller’s fully-paid inventory (calculated at Seller’s actual cost) of supplements and pre-printed direct mail pieces as of the Closing, minus (z) the Closing Date Payment (the “Formula Payment”). The Formula Payment shall be payable pursuant to the Convertible Promissory Note attached as Exhibit “A” hereto (the “Convertible Note”) and the obligations of Buyer under the Convertible Note shall be secured by the Security Agreement in the form attached as Exhibit “B” hereto. Seller shall be required to execute an inter-creditor agreement with the Senior Lender in form and substance reasonably satisfactory to the Senior Lender pursuant to which the Seller shall subordinate the priority of its lien on the collateral described in the Security Agreement to the lien on such collateral arising under the Senior Loan documents. To date the Transaction has not closed.

NOTE 10 - STOCKHOLDERS’ EQUITY

1,866,000 common shares (post-reverse split 1-for-10) were issued during the year ended April 30, 2017 for $295,463 through a private placement to unrelated parties under Rule 506 of Regulation D. During the 12 months ended April 30, 2017 100,000 shares were issued to a consultant for worked performed. The valuation of those shares was $149,310.

On April 25, 2017 the Company issued 60,000 shares of common stock to BBVI Consulting, a related party, to settle a portion of previous debt owed to BBVI. The fair value of the 60,000 common shares was $148,200, which resulted in a loss on settlement of debt of $118,200.

NOTE 11-SUBSEQUENT EVENTS

On August 7, 2017 the Company entered into a Letter of Intent (LOI) with Orange Care Group of Miami lakes Florida. Medical Innovation Holdings, Inc. is to provide Information Technology management services to practices enrolled in Orange Care Group’s Accountable Care Organizations, including Total Care ACO, LLC d/b/a Orange Accountable Care of New York, Orange Accountable Care of New Jersey, LLC, Orange Accountable Care of Texas, LLC, Orange Accountable Care of South Florida, LLC or Orange Accountable Care Organization of South Florida, LLC (collectively known as “ACO”).

It is the understanding of the parties to this Letter that the products and services which Manager will provide to providers, practices and physicians that are members of the ACO (“ACO Participants”) will support the ACO’s mission of Advancing Care Information in connection with the provision of healthcare services by such ACO Participants to their patients who are Medicare beneficiaries

The term of this Letter of intent shall not be less than five months and at the end of such five-month period, an option to renew for a term of not less than one year.

Compensation for the Services provided by Medical Innovation Holdings, Inc. (“MIHI”) pursuant to this Agreement is according to the following schedule:

●	A $50,000 set up fee will be paid to MIHI by Orange Care Group upon signing of this Agreement by Orange Care Group. Such fee shall be used by MIHI to initiate performance of the services listed in Exhibit A.

●	MIHI shall charge ACO providers, practices and physicians who elect to purchase any of the products and services being provided by MIHI a 20% service fee on a cost plus basis of Fair Market Value for any fee for service. This fee will be subject to negotiation by MIHI with Orange Care Group, its providers, practices and physicians.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.,

The independent registered public accounting firm’s report on the Company’s financial statements as of April 30, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

On April 29, 2016, we completed a Definitive Agreement by which we acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, and thereafter, divested Harbor Guard Boats, Inc. business to the former management, thereby releasing $3,112,599 in debt associated with the Harbor Guard assets and business. The Harbor Guard assets had not generated any significant revenue for several years, and required major capital to relaunch and manufacture boats, in a very competitive market. The Board deemed it was in the best interest of the shareholders to move in a new business direction with the elimination of a large amount of debt that had been carried. The Company issued 351 million common shares (post-reverse split 1 for 10) for the new Medical Innovations assets and business plan, and 30 Series “A” Convertible Preferred shares were transferred to Medhold, and the Company received 35 million shares of common stock from prior management to retire to treasury in conjunction with the simultaneous divestiture of the old Harbor Guard Boats, Inc. subsidiary and the relief of $3,112,599 in debt from the Company liabilities.

Our majority shareholders as of June 24, 2016 also approved a reverse split (1 for 10 old common shares) effective September 15, 2016 for which a Definitive Form 14C was filed and mailed to shareholders. We have changed control, divested the Company of its prior operations including old assets and liabilities and restructured to continue in the business described in this filing. Our corporate offices are located at 5805 State Bridge Road, Suite G-328, Duluth, Georgia 30097 and our telephone number is (866) 883-3793.

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

On August 9, 2016, the Company formed a wholly-owned subsidiary, 3PointCare, Inc. (“3P”), in the state of Georgia to provide services critical to the Company for the administration, scheduling, claims processing, technical support, as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016, MedHold’s wholly owned subsidiary, 3P, entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. The Company will be the exclusive provider to TeleLife. The agreement has an initial term of 10 years together with certain renewal rights. TeleLife MD is a multi-disciplinary specialty care practice formed to provide telemedicine services to patients in rural underserved areas in various states.

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

On January 13, 2017, the Company entered into a Letter of Intent (LOI) with a Florida-based nutraceutical company, Renaissance Health Publishing, LLC (“RHP”). Under the agreement, the Company will acquire 100% of the assets of RHP in a cash and stock transaction valued between $2.5-$3.5 million. RHP will provide a proprietary product line with specialized formulations along with Trademark product names. Also with the acquisition, the Company will receive a more robust customer base, existing staff and management, and certain marketing material designed to promote RHP product line. RHP is a nationally known research and development company recognized for its portfolio of physician-developed, natural health supplements designed to provide their customers with a better quality of life.

On June 27, 2017, the Company entered into an Asset Purchase Agreement with RHP, details of which are included in the Form 8-K filed on July 3, 2017.

On April 26, 2017, the Company entered into a LOI with a Florida-based international consulting company (“BBVI”). Under the agreement MIHI will acquire 100% of the assets of BBVI in a stock transaction. BBVI will provide immediate access to its strategic client/customer base, share in the sale, ordering, and delivery of products and services to its customers. The acquisition would potentially provide revenue and profits for MIHI once the transaction is complete along with the beginning of building out a global footprint for the Company. The transaction is contingent on the delivery of audited financials. BBVI has been providing strategic consulting services to MIHI for the last year and a half. Through this relationship, the Company has been working with MIHI to expand its presence into international markets. BBVI has been successful in introducing MIHI to these markets and has taken the lead in penetrating certain foreign markets with high-level business professionals and government entities/individuals. This has resulted in securing government bids that may allow MIHI to fulfill the orders and book the resulting revenue.

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

3P is the newly formed operating MSO subsidiary of our Company and is being developed to:

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

1. Our MSO, 3P, Inc., is powered by an integrated end-to-end software system that enables our team to manage all aspects of our Specialty Medical Practices. We handle all aspects of managing the delivery of our physician services in the delivery of telemedicine/telehealth in consultation encounters.

2. The multi-state Specialty Medical Practice, TeleLifeMD, Inc.

3. Loaning and installing of the telemedicine platform and peripherals to our referring partner clinics/ primary care doctor offices. These become the pipeline for patients into our specialty medical practice.

THE MARKET

We Believe the Time is Right:

The US is the world’s largest national economy with over $17.4 trillion of annual economic activity. This is more than one fifth of the world’s total economic output. Healthcare, a key economic driver, comprises approximately 18% of the nation’s gross domestic product, with Americans spending more than any other country on their care at $8,608 per person. Yet despite devoting many resources to this industry, the U.S. has consistently ranked lower in many measures of health and wellness including: life expectancy, infant mortality, and diabetes care. The government has made numerous attempts throughout the nation’s history in reforming healthcare with few successes. A big stride in healthcare reform came in 2010 with the signing of the Patient Protection and Affordable Care Act (ACA). Although the ACA intends to reduce costs and improve quality within the U.S. healthcare system, many agree that the key to achieving that goal will not be legislation, but technology.

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

The implications of ACOs are that technology will be more important in the delivery of healthcare to improve patient outcomes and keep costs down. As patients leave the hospital or a primary care doctor’s office to return home, care will need to be maintained and coordinated. For this to take place, technologies that collect health data, promote communication among providers and patients, and that facilitate treatment will need to be implemented. Many of these technologies fall under the telemedicine umbrella, which will be discussed later in this plan. A key facet to remember is that technology is the bridge that fills the gap between all these providers (pharmacies, hospitals, primary care doctors, nurses, etc.) and since coordination is needed to comply with the ACO mandate, more companies will seek out the services of telemedicine and health technology companies. The Company is uncertain about what changes to healthcare laws may affect these premises, however, the Company believes that its services will be beneficial to the market, regardless of the healthcare laws.

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

The deployment of telemedicine services is increasing in tandem with the development of telecommunications technology. The shortage of physicians in rural and remote areas is providing the opportunity for telemedicine to increase its services to millions of patients. This widespread deployment of services will continue at a rapid pace for the foreseeable future.

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

THE POTENTIAL MARKET FOR 3P

Based on our telehealth strategy, 3P and TeleLifeMD will focus on penetrating into markets where there are favorable telemedicine reimbursement regulations. The acceptance of telemedicine throughout the states is expanding the potential market for us. Taking into consideration physician practices, hospitals, nursing homes and skilled nursing facilities and urgent care centers, we estimate the immediate market includes over 500,000 potential referrer partners in the U.S. Currently there are 60-80 million patients in Medically Underserved Areas (MUAs) as defined by the federal government. This represents a large market segment in the rural areas we wish to serve.

Primary Target Customers	Approximate Addressable Market

Hospitals	5,724 of which 1,984 are rural
Nursing Homes	15,465
Urgent Care Clinics	9,300
Physicians	468,819
Emerging: Employers (Fortune 500)	500 (each with multiple locations	)

The initial and primary focus for 3P will be to build an MSO capable of servicing each state where we intend to operate, create a professional medical corporation, managed by a Medical Director and recruit the necessary part time medical specialist employees required to serve our patients. This model will be expanded and scaled with solid leadership in developing, delivering and managing comprehensive telehealth solutions. The expansion of the model and market penetration will be achieved with a direct to referring primary practice sales and marketing strategy. We intend to follow or chart best practices for the specialty medicine telemedicine delivery model.

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

Our target for Nursing Homes:

There are estimated to be 15,000 nursing homes in the United States. Results of several studies conducted by leading institutions (such as Dartmouth, Commonwealth Fund), showed that based on the reduced hospitalization rates of the more telemedicine engaged facilities, Medicare might see up to $150,000 in savings per nursing home per year. We believe the annual cost of the telemedicine service is estimated at $36,000 per nursing home per year, suggesting that there could be $114,000 in net savings per year.

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

We intend to develop this market.

THE TELEHEALTH TOOLS AND SERVICES

The following is a detailed description of the products and services that our operating subsidiary, 3P, intends to provide.

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

Dedicated Support

3P provides 24 hour per day help desk support. The maintenance program and help desk support gives us a single point of contact for quick problem resolution.

Scheduling System

Our licensed software scheduling system is manned by our staff and is integrated into our platform. This advanced, user-friendly scheduling system coordinates all patient / facility / physician / distant learning appointments.

Back office practice Management

We are using the Eclinical works EMR and practice management system to manage all aspects of our medical practices. Our front office, mid office and back office team does real time eligibility, claims and secondary claims, claims management, billing etc.

Credentialing Support/ Management

To meet the physician credentialing requirements of partnering hospitals and institutions, 3P assists with the process to credential and privilege clinicians / practitioners who provide telemedicine consultations via the network. All providers must meet the minimum standards of criminal background and certification specific (varies with license, education, training, experience, and competence) screening, as well as additional quality controls.

3P’s Telehealth practice offers our partners technology services, patient services, comprehensive program services and educational services.

The Benefits of 3P’s service offering:

●	Our network supports the ability to read images, CT scan, MRI, and other diagnostic resources.

●	We provide a comprehensive telehealth program including centralized scheduling, credentialing support, 24/7 IT support, dedicated telehealth liaison, as well as training and on-going education for site staff.

3P offers a value proposition to its referring partners:

●	Increased and enhanced access to our specialty services

●	Increased revenues to physicians by increasing their patient volumes

●	Increased revenues to hospitals through patient retention

●	Alignment with value-based payment models

●	Improved patient outcomes

●	Overall healthcare delivery optimization and cost reduction

MARKETING AND SALES STRATEGY

We intend our business and growth will come through direct presentations to primary care facilities and may also grow by word of mouth and referrals, which we hope will develop a brand and positive reputation. We intend to operate with a dedicated field sales and marketing team. Generally, each state where we operate will be staffed by one business development team member per 20 county territories. The business development and revenue growth may also come from the visibility and efforts of the leadership team, along with the support of business developers in the field. In order to sustain our success, maintain the integrity of our brand, keep pace with rising demand, ride the rapid expansion of the market and capture more market share, we must obtain the required funding, estimated at $5,000,000 which is not committed at this time.

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

Sales and Distribution Strategy

We plan that sales will be driven through a combination of a 3P direct sales force and strategic partner/indirect channels (in a “sell with” and “sell through” model). Our strategy will also be to develop and monetize partnerships to promote business and revenue opportunities throughout the ecosystem.

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

i. We plan to market the 3P brand to be known for:

●	Renowned telehealth experts

●	Passion, commitment and partnership collaboration

●	Advocates and champions for the integrity of telemedicine

ii. We plan to pro-actively increase visibility of our projects and thought leadership through active participation in social media outlets

iii. We plan to continue to participate in healthcare technology/telehealth conferences, panels

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

REVENUE MODEL

The 3P Telehealth revenue model and projections are based upon performance, expansion of core telehealth services, and implementation of new and telehealth service lines. Opportunities for revenue from additional telehealth services lines will be realized over the next five years in the areas of consumer telehealth, consulting, and home healthcare. The national projections include revenue associated with these areas with the most robust being home healthcare. It is believed that the migration of telehealth into the home and to the consumer may account for a larger portion of health services revenue in the future.

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

We intend to be a specialty telehealth medical practice management provider utilizing a proprietary technology and hardware platform to deliver those services to patients via our referring physicians. 3P intends to orchestrate, deliver, train and manage an end-to-end customized telehealth program for its primary care referring partners. We believe 3P is unique in its approach and the assets that it brings to the marketplace. 3P brings the healthcare and technology providers together to create a full and comprehensive healthcare delivery system.

We intend to break down the silos and coordinate an entire program to create a cohesive, holistic solution for healthcare delivery. Our key differentiator we believe is our ability to optimize, deliver and manage across the entire patient-centered medical home (“PCMH”) spectrum.

Renaissance Health Publishing-Asset Acquisition

On June 27, 2017, the Registrant entered into an Asset Acquisition Agreement with Renaissance Health Publishing LLC. a Florida Limited Liability Company.

The consideration of the Asset Acquisition shall be due and payable as follows:

Purchase and Sale of Assets.

Subject to the terms and conditions set forth in this Agreement, Seller does hereby sell, convey, transfer, assign and deliver to Buyer, and Buyer does hereby purchase from Seller, all of the goodwill and all of the assets used by or in connection with the Business, tangible or intangible, wherever located (the assets being transferred hereunder are collectively referred to as the “Purchased Assets”), including without limitation, all inventory of products and supplies and work in progress owned by Seller, all of Seller’s contracts (including, without limitation, all of Seller’s real property, computer, telephone and equipment leases) (collectively, the “Assigned Contracts”), prepaid expenses, machinery and equipment, manufacturer’s warranties, licenses, consents and permits, customer lists, training materials, trademarks, trade names, servicemarks, copyrights, techniques, know-how, show-how and other intangibles, except for the assets specifically set forth on Schedule 2.1 hereto (the “Excluded Assets”).

Purchase Price.

The consideration to be paid to Seller for the Purchased Assets (the “Purchase Price”) shall consist of:

a) a cash payment at Closing of $1,000,000 (the “Closing Date Payment”), payable via certified check or wire transfer of immediately available funds to an account that shall have been designated by Seller to Buyer prior to Closing; and

b) payment of: (x) four (4) times Seller’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 12 month period ending on the last day of the calendar month immediately preceding the month in which the audit is completed (the “Audit Date”), as determined by an audit of Seller’s financial statements conducted by Assurance Dimensions, Inc. (the “Auditor”), plus (y) the value of Seller’s fully-paid inventory (calculated at Seller’s actual cost) of supplements and pre-printed direct mail pieces as of the Closing, minus (z) the Closing Date Payment (the “Formula Payment”). The Formula Payment shall be payable pursuant to the Convertible Promissory Note attached as Exhibit “A” hereto (the “Convertible Note”) and the obligations of Buyer under the Convertible Note shall be secured by the Security Agreement in the form attached as Exhibit “B” hereto. Seller shall be required to execute an inter-creditor agreement with the Senior Lender in form and substance reasonably satisfactory to the Senior Lender pursuant to which the Seller shall subordinate the priority of its lien on the collateral described in the Security Agreement to the lien on such collateral arising under the Senior Loan documents.

Allocation of Purchase Price.

Within five days after the Closing Date, Seller shall deliver a schedule allocating the Purchase Price (the “Allocation Schedule”). The Allocation Schedule shall be prepared in accordance with Section 1060 of the Code. The Allocation Schedule shall be deemed final unless Buyer notifies Seller in writing that Buyer objects to one or more items reflected in the Allocation Schedule within five (5) days after delivery of the Allocation Schedule to Buyer. In the event of any such objection, Seller and Buyer shall negotiate in good faith to resolve such dispute; provided, however, that if Seller and Buyer are unable to resolve any dispute with respect to the Allocation Schedule within thirty (30) days after the delivery of the Allocation Schedule to Buyer, such dispute shall be resolved by the Auditor or, if the Auditor is unable to serve, another impartial nationally recognized firm of independent certified public accountants mutually appointed by Buyer and Seller. The fees and expenses of such accounting firm shall be borne equally by Seller and Buyer. Seller and Buyer agree to file their respective IRS Forms 8594 and all federal, state and local tax returns in accordance with the Allocation Schedule.

No Assumption of Liabilities.

Buyer does not and shall not assume any debts, obligations or liabilities of any nature whatsoever of the Seller arising before or after the date hereof or in connection with any of the Purchased Assets or the Business of Seller (the “Excluded Liabilities”) other than the liabilities of the Seller disclosed on Schedule 2.4 hereto (the “Assumed Liabilities”). Seller agrees to satisfy and discharge the Excluded Liabilities as the same shall become due. Buyer agrees to satisfy and discharge the Assumed Liabilities as the same shall become due.

Non-assignable Assets.

Notwithstanding anything to the contrary in this Agreement, and subject to the provisions of this Section 2.5, to the extent that the sale, assignment, transfer, conveyance or delivery, or attempted sale, assignment, transfer, conveyance or delivery, to Buyer of any Purchased Asset would result in a violation of applicable Law, or would require the consent, authorization, approval or waiver of a Person who is not a party to this Agreement or an Affiliate of a party to this Agreement (including any Governmental Entity), and such consent, authorization, approval or waiver shall not have been obtained prior to the Closing, this Agreement shall not constitute a sale, assignment, transfer, conveyance or delivery, or an attempted sale, assignment, transfer, conveyance or delivery, thereof; provided, however, that, subject to the satisfaction or waiver of the conditions contained in Section 8.1 hereof, the Closing shall occur notwithstanding the foregoing without any adjustment to the Purchase Price on account thereof. Following the Closing, Seller and Buyer shall use commercially reasonable efforts, and shall cooperate with each other, to obtain any such required consent, authorization, approval or waiver. Once such consent, authorization, approval or waiver is obtained, Seller shall sell, assign, transfer, convey and deliver to Buyer the relevant Purchased Asset to which such consent, authorization, approval or waiver relates for no additional consideration.

To the extent that any Purchased Asset cannot be transferred to Buyer following the Closing pursuant to this Section 2.5, Buyer and Seller shall use commercially reasonable efforts to enter into such arrangements (such as subleasing, sublicensing or subcontracting) to provide to the Parties the economic and, to the extent permitted under applicable Law, operational equivalent of the transfer of such Purchased Asset to Buyer as of the Closing and the performance by Buyer of its obligations with respect thereto. Buyer shall, as agent or subcontractor for Seller pay, perform and discharge fully the liabilities and obligations of Seller thereunder from and after the Closing Date. To the extent permitted under applicable Law, Seller shall, at Buyer’s expense, hold in trust for and pay to Buyer promptly upon receipt thereof, such Purchased Asset and all income, proceeds and other monies received by Seller to the extent related to such Purchased Asset in connection with the arrangements under this Section 2.5. Seller shall be permitted to set off against such amounts all direct costs associated with the retention and maintenance of such Purchased Assets.

The Asset Acquisition Agreement contains customary representations and warranties and pre and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The registrant has not completed the funding of this acquisition, and with the execution of this agreement it allows the Registrant to source funding for this acquisition. The foregoing summary description of the terms of the Asset Acquisition Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Asset Acquisition Agreement, this reference is made to such agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by this reference as filed on Form 8-K with the Securities and Exchange Commission

Events Subsequent to July 31, 2017

On August 7, 2017 Medical Innovation Holdings, Inc. (“MIHI”), a Colorado corporation (the “Company”) entered into a Letter of Intent (LOI) with Orange Care Group of Miami lakes Florida. Medical Innovation Holdings, Inc. is to provide Information Technology management services to practices enrolled in Orange Care Group’s Accountable Care Organizations, including Total Care ACO, LLC d/b/a Orange Accountable Care of New York, Orange Accountable Care of New Jersey, LLC, Orange Accountable Care of Texas, LLC, Orange Accountable Care of South Florida, LLC or Orange Accountable Care Organization of South Florida, LLC (collectively known as “ACO”).

It is the understanding of the parties to this Letter that the products and services which Manager will provide to providers, practices and physicians that are members of the ACO (“ACO Participants”) will support the ACO’s mission of Advancing Care Information in connection with the provision of healthcare services by such ACO Participants to their patients who are Medicare beneficiaries

The term of this Letter of intent shall not be less than five months and at the end of such five-month period, an option to renew for a term of not less than one year.

Compensation for the Services provided by Medical Innovation Holdings, Inc. (“MIHI”) pursuant to this Agreement is according to the following schedule:

●	A $50,000 set up fee will be paid to MIHI by Orange Care Group upon signing of this Agreement by Orange Care Group. Such fee shall be used by MIHI to initiate performance of the services listed in Exhibit A.

●	Medical Innovation Holdings, Inc. (“MIHI”) shall charge ACO providers, practices and physicians who elect to purchase any of the products and services being provided by MIHI a 20% service fee on a cost plus basis of Fair Market Value for any fee for service. This fee will be subject to negotiation by MIHI with Orange Care Group, its providers, practices and physicians.

The above description of the Letter of Intent is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Letter of Intent, this reference is made to the Letter of Intent, which is filed hereto as Exhibit 10.1 and is incorporated herein by this reference.

RESULTS OF OPERATIONS

The Company recognized no revenues during the three months ended July 31, 2017.

During the three months ended July 31, 2017, we incurred general and administrative expenses of $179,203, which were mainly due to the ongoing costs of operations of a fully reporting company

During the three months ended July 31, 2017, the Company recognized a net loss of $349,982 due to the general and administrative expenses.

The Company recognized no revenues during the three months ended July 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017, the Company had $30,692 cash on hand. The Company’s total current liabilities were $1,350,630 as of July 31, 2017, which was mainly accounts payable and accrued expenses of $900,852, and notes payable of $341,573. At July 31, 2017, the Company’s current liabilities exceeded current assets by $1,319,938.

The Company received $75,000 in financing activities, but used $53,203 of cash in operating activities for the three-month period ended July 31, 2017.

The Company did not have any investment activities during the three months ended July 31, 2017.

The Company has an accumulated deficit, as of July 31, 2017, of $1,912,921 compared to $1,562,939 as of April 30, 2017, an increase in the deficit of $349,982 in the three-month period.

Going Concern

The Company’s auditors issued a “going concern” statement as part of their opinion in the Audit Report for the year ended April 30, 2017 and for each of the years in the two-year period then ended, including a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability of the Company to continue as a “going concern.”

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

As of July 31, 2017, we do not have any obligation under certain guarantees or contracts as defined above.

As of July 31, 2017, we do not have any retained or contingent interest in assets as defined above.

As of July 31, 2017, we hold one derivative financial instrument.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of July 31, 2017, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2017 and April 30, 2017, we were not involved in any unconsolidated SPE transactions.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the quarter ended July 31, 2017. We believe that internal control over financial reporting is not effective because of the small size of the business. We have not identified any current, material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company assumed liabilities due to a former law firm of $140,000. The law firm has filed suit against the Company and other guarantors to collect its fees, including costs. The Company is presently attempting to settle this matter.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: October 4, 2017	By:	/s/ Arturo Sanchez
Arturo “Jake” Sanchez,
Chief Executive Officer
(Principal Executive Officer)

