Form 10-Q
period 2017-10-31
MEDICAL INNOVATION HOLDINGS, INC.
filed 2018-01-08
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of October 31, 2017, there were 39,235,022 shares of the registrant’s common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	October 31, 2017	April 30, 2017
	Unaudited	Audited
ASSETS

Current assets:
Cash	$95,055	$8,895
Total Current Assets	95,055	8,895

Total assets	95,055	8,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	914,170	804,852
Notes Payable	625,650	322,209
Derivative Liability	68,339	-
Total liabilities	1,608,159	1,127,061

Stockholders’ deficit:
Common stock; authorized 500,000,000; 39,235,022 shares at $0.0001 par value	3,924	3,918
Additional Paid in Capital	589,059	440,855
Deficit accumulated	(2,106,087)	(1,562,939)
Total stockholders’ deficit	(1,513,104)	(1,118,166)

Total liabilities and stockholders’ equity	$95,055	$8,895

The accompanying notes are an integral part of these consolidated financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Month Period Ended October 31, 2017	For the Three Month Period Ended October 31, 2016	For the Six Month Period Ended October 31, 2017	For the Six Month Period Ended October 31, 2016
Revenue:	48,000		48,000
Operating Expenses:
General and administrative	$278,654	$57,204	$409,857	$303,882
Total Operating Expenses	230,654	57,204	361,857	303,882

Non Operating expense
Changes in fair value of derivative liability	$(11,909)		$(6,085)
Other Expenses
Interest Expense, net	86,313	-	118,523	-
Loss on conversion of debt	0		118,200
Total non operaring expense	74,404		230,638
Net loss for the period	$(305,058)	$(57,204)	$(592,495)	$(303,882)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	39,253,022	38,512,244	39,253,022	37,941,762

The accompanying notes are an integral part of these consolidated financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Month Period Ended October 31, 2017	For the Six Month Period Ended October 31, 2016

Cash flow from operating activities:
Net loss	$(592,495)	$(303,882)
Adjustments to reconcile net loss to net cash used in operating activities:
“loss on conversion of debt”	$118,200
Change in value of derivative liability	(6,085)
Amortization of debt discount	10,153
Financing costs	68,339
Changes in operating assets and liabilities:
Increase (Decrease) in Accrued Liabilities	$180,838	$(184,005)
Accrued Interest, net	$32,210
Increase (Decrease) in Accounts Payable	-	259,868
Net Cash Used in Operating activities	$(188,840)	$(228,019)

Cash flows from financing activities:
Issuance of Common Stock		242,200
Change due to Shareholders	-	-
Increase (Decrease) in Notes Payable
Increase (Decrease) in Convertible Notes Payable	275,000	-
Net cash provided by financing activities	275,000	242,200

Net Increase (Decrease) in Cash	86,160	14,181

Cash, beginning of period	8,895	1,600

Cash, end of period	$95,055	$15,781

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017 (Unaudited) AND APRIL 30, 2017

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

On June 28, 2016, the Company formed a wholly-owned subsidiary, BKare Diagnostics, Inc. (“BKare”), in the state of Georgia. BKare is a full-scale provider of high quality laboratory and pharmaceutical services providing personalized services for small and mid-size medical practices and Virtual Health Medical Providers. All BKare Referral Laboratories are certified to provide services to Medicare, Medicaid, HMO and all private and commercial insurance companies. Their personalized services include custom testing protocols, tailored to meet client’s needs and includes services as an online private portal to order tests, supplies, online results 24 hours per day with board certified pathologists. As of December 2017 BKare has commenced limited operations and has generated no revenues to date.

On August 9, 2016 the Company announced it set up a subsidiary, 3PointCare, Inc. (“3P”), a Georgia corporation, to provide services to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016 the Company announced that 3P entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. with this agreement, the Company acquired the services of TeleLife MD, a multi-disciplinary specialty care practice formed for the purpose of providing telemedicine services to patients in rural underserved areas in various States. The Company also licensed its cloud-based tele-health technology platform to TeleLife. Additionally, the Company will provide core Member Service Organization (MSO) services such as claims processing, billing and collection, physician services that include tech support and recruiting.

As of October 31, 2017, 3Point has ordered their telemed hardware platform and integrated it into our PMS/EMr and video software to create a unique tele medicine station. The Company has not generated any revenues to date and is expecting to commence commercial operations early in the new year.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with GAAP in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. In addition, the Company’s notes are currently in default. The Company is a development stage enterprise and has limited operations as of October 31, 2017. As of October 31, 2017, the Company had an accumulated deficit of $2,106,087

Management is devoting considerable effort to establish a business as discussed above. Management has taken various steps in that direction and it believes that its actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying CFS of Medical Innovation Holdings, Inc. and its subsidiaries were prepared in accordance with GAAP and include the assets, liabilities, revenues, and expenses of subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in the three and six months ended October 31, 2017 and 2016.

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

Long Lived Assets

The Company follows Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), now codified in Accounting Standard Codification (“ASC”) 350,which addresses financial accounting and reporting for the impairment or disposal of long-lived. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with ASC 105. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

As of October 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of October 31 and April 30, 2017.

	October 31, 2017	April 30, 2017

Attorney fees	$272,748	$272,748
Related party-Accrued Salaries	290,400	182,400
Other	10,654	5,204
Amount due for consultant BBVI, LLC	340,368,	344,500

Total	$914,170	$804,852

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of October 31 and April 30, 2017

	October 31, 2017	April 30, 2017
Syndicated Equity, Inc.	$330,450	$302,209
C. S. Seshadri	20,000	20,000
Eagle Equities LLC, net of discount of $225,000 as of October 31, 2017	68,339	-
Total	$418,789	$322,209

The Company retained a Note payable of $256,025. The Note was issued on June 18, 2015 and was due in one month at 1%. The Note carries a default interest rate of 18% and is convertible at 60% of the Volume Weighted Average Price for 5 days prior to conversion. This note is currently in default. The Company evaluated and recorded beneficial conversion on this note in prior years’ financial statements. The Company has recorded $14,430 in accrued interest for the three month period and $28,250 for the six month period ending October 31, 2017 as compared to accrued interest of $11,695 and $12,229 for the comparable three and six month period in 2016.

The Seshadri note was agreed to be settled for $20,000. Prior to the settlement the note carried interest and was convertible into the Company’s common stock.

On September 12, 2017, the Company issued an 8% Collateralized Promissory note, (the “Note”) to Eagle of $50,000 to evidence funds lent by Eagle to the Company on September 12, 2017. The Note has a maturity date of May 12, 2018. The Company recorded $534 in accrued interest for the three month period ending October 31, 2017.

Convertible Notes

On July 6, 2017, the Company issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle Equities LLC. (“Eagle”) for $75,000 to evidence funds lent by Eagle to the Company on July 6, 2017. The Note has a maturity date of July 6, 2018. The Company recorded $1,518 in accrued interest for the three and $1,934 for the six month period ending October 31, 2017.

On August 10, 2017, the Company issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle of $75,000 to evidence funds lent by Eagle to the Company on August 10, 2017. The Note has a maturity date of August 10, 2018. The Company recorded $1,358 in accrued interest for the three month period ending October 31, 2017.

On October 23, 2017, the Company issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle of $75,000 to evidence funds lent by Eagle to the Company on October 23, 2017. The Note has a maturity date of October 23, 2018. The Company recorded $133 in accrued interest for the three month period ending October 31, 2017.

The aforementioned Notes are classified as a hybrid instruments with an embedded feature. The embedded feature has exhibited all of the following characteristics to qualify as a derivative:

1. The Note has an underlying and notional amount which is defined as the number of shares into which the may be converted into.

2. The Note requires little or no initial net investment. The initial net investment, which equals the fair value of the conversion feature, is generally less than the fair value (“FV”) of the underlying shares and therefore complies with the second criterion.

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

NOTE 5 – DERIVATIVE LIABILITY

Derivative instruments

The FV of derivative instruments is recorded and shown separately under current liabilities. Changes in the FV of derivatives liability are recorded in the statement of operations under non-operating income (expense).

Our Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its FV and is then re-valued at each reporting date, with changes in the FV reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Derivative liabilities

The derivative liability is derived from the conversion features in the promissory notes issued on July 6, 2017, August 10, 2017 and October 23, 2017 respectively. The derivative liability was $68,339 as of October 31, 2017y. The Company recorded $27,382 in financing cost for the three month period and $68,339 of financing costs for the six month period ended October 31, 2017, which is the difference between the derivative liability and the face value of the note, and $5,823 and $11,909 expense from changes in derivative liability during the three and six month period, respectively.

October 31, 2017
Annual dividend yield	—
Expected life (years)	0.7
Risk-free interest rate	1.28%
Expected volatility	218%

NOTE 6 - EMPLOYMENT AGREEMENT

As of October 31, 2017 there are no employment agreements with any management personal. However, on April 1, 2016 the Company entered into a memorandum of understanding (“MOU”) with its CEO that includes a tentative salary of $144,000 per annum based upon certain conditions and other provisions. However, as of the date of this report, no definitive agreement has been signed.

On September 15, 2017 The Company entered into an MOU with Kevin Swint to become the Company’s COO the MOU provides for the issuance of common stock of up to 1,000,000 shares of common stock to be issued in increments of 200,000 shares to be received upon signing of the MOU and further shares to be issued on the anniversary date of the MOU over a four year period and salary of $10,000 per month. As of October 31, 2017 no shares have been issued to Mr. Swint and 200,000 shares were subsequently issued to Mr. Swint on November 15, 2017.

NOTE 7 - PREFERRED STOCK

As of October 31, 2017 the Company had 30 shares of convertible preferred stock outstanding. Each share of preferred share is convertible in to 1% of the outstanding common shares at the date of conversion. At October 31, 2017 the preferred shares were convertible into approximately 11,770.500 shares of common stock.

NOTE 8- PENDING LITIGATION

Under a contract, the Company had liabilities due to a former law firm of $200,000 (see note 3 above). The law firm filed suit against multiple defendants, including the Company, and was awarded a judgment against the parties to collect its fees, including costs. The Company intends to settle this matter.

NOTE 9 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, the Company assumed a consulting agreement entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. A major shareholder of the Company is a consultant for BBVI. During the year ended April 30, 2017 the Company expensed $360,000 of consulting fees. The outstanding balance as of December 31, 2016 was converted into restricted shares of common stock at $0.50 per share, the value of the shares as of the date of issue was $149,310. Upon board approval, the remaining balance through October 31, 2017 will be converted to restricted shares of common stock.

During the three month period ending July 31, 2017 the Company issued 60,000 shares to settle $30,000 of previous debt owed to BBVI, a related party, the fair value of the 60,000 common shares was $148,200 which resulted in a loss on settlement of debt of $118,200. The Company also recorded $90,000 in accrued fees to BBVI during the three month period ending July 31, 2017.

During the six month period ending October 31, 2017 the Company did not issue any shares to settle previous debt owed to BBVI, a related party. The Company also recorded $65,144 in accrued fees to BBVI during the three month period ending October 31, 2017.

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

On July 20, 2017 the Company issued 60,000 shares of common stock to BBVI Consulting, a related party, to settle a portion of previous debt owed to BBVI. The fair value of the 60,000 common shares was $148,200, which resulted in a loss on settlement of debt of $118,200.

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

On April 29, 2016, we completed a Definitive Agreement by which we acquired the business concepts, plan, and intellectual property of Medical Innovations Holdings, and thereafter, divested Harbor Guard Boats, Inc. (“Harbor”) business to the former management, thereby releasing $3,112,599 in debt associated with the Harbor assets and business. The Harbor assets had not generated any significant revenue for several years, and required major capital to relaunch and manufacture boats, in a very competitive market. The Board deemed it was in the best interest of the shareholders to move in a new business direction with the elimination of a large amount of debt that had been carried. The Company issued 351 million common shares (post-reverse split 1 for 10) for the new Medical Innovations assets and business plan, and 30 Series “A” Convertible Preferred shares were transferred to Medhold, and the Company received 35 million shares of common stock from prior management to retire to treasury in conjunction with the simultaneous divestiture of the old Harbor subsidiary and the relief of $3,112,599 in debt from the Company liabilities.

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

On June 28, 2016, the Company formed a wholly-owned subsidiary, BKare Diagnostics, Inc. (“BKare”), in the state of Georgia. BKare is a full-scale provider of high quality laboratory and pharmaceutical services providing personalized services for small and mid-size medical practices and Virtual Health Medical Providers. All BKare Referral Laboratories are certified to provide services to Medicare, Medicaid, HMO and all private and commercial insurance companies. Their personalized services include custom testing protocols, tailored to meet client’s needs and includes services as an online private portal to order tests, supplies, online results 24 hours per day with board certified pathologists.

On August 9, 2016, the Company formed a wholly-owned subsidiary, 3PointCare, Inc. (“3P”), in the state of Georgia to provide services to the Company for the administration, scheduling, claims processing, technical support, as well as delivering medical and health related services. The subsidiary is in the development stage.

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

The Problem We Solve

Our Management believes government officials, healthcare executives, healthcare practitioners including physicians, and noted academics recognize that the current medical system is dysfunctional and not in line with the intended goals of effective, affordable and accessible healthcare.

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

THE POTENTIAL MARKET FOR 3P

Based on our telehealth strategy, 3P and TeleLifeMD will focus on penetrating into markets where there are favorable telemedicine reimbursement regulations. The acceptance of telemedicine throughout the states is expanding the potential market for us. Taking into consideration physician practices, hospitals, nursing homes and skilled nursing facilities and urgent care centers, we estimate the immediate market includes over 500,000 potential referral partners in the U.S. Currently there are 60-80 million patients in Medically Underserved Areas (MUAs) as defined by the federal government. This represents a large market segment in the rural areas we wish to serve.

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

Our target for Nursing Homes:

There are estimated to be 15,000 nursing homes in the U.S.. Results of several studies conducted by leading institutions (such as Dartmouth, Commonwealth Fund), showed that based on the reduced hospitalization rates of the more telemedicine engaged facilities, Medicare might see up to $150,000 in savings per nursing home per year. We believe the annual cost of the telemedicine service is estimated at $36,000 per nursing home per year, suggesting that there could be $114,000 in net savings per year.

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

Purchase Price.

The consideration to be paid to Seller for the Purchased Assets (the “Purchase Price”) shall consist of:

a) a cash payment at Closing of $1,000,000 (the “Closing Date Payment”), payable via certified check or wire transfer of immediately available funds to an account that shall have been designated by Seller to Buyer prior to Closing; and

b) payment of: (x) four times Seller’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the 12 month period ending on the last day of the calendar month immediately preceding the month in which the audit is completed (the “Audit Date”), as determined by an audit of Seller’s financial statements conducted by Assurance Dimensions, Inc. (the “Auditor”), plus (y) the value of Seller’s fully-paid inventory (calculated at Seller’s actual cost) of supplements and pre-printed direct mail pieces as of the Closing, minus (z) the Closing Date Payment (the “Formula Payment”). The Formula Payment shall be payable pursuant to the Convertible Promissory Note attached as Exhibit “A” hereto (the “Convertible Note”) and the obligations of Buyer under the Convertible Note shall be secured by the Security Agreement in the form attached as Exhibit “B” hereto. Seller shall be required to execute an inter-creditor agreement with the Senior Lender in form and substance reasonably satisfactory to the Senior Lender pursuant to which the Seller shall subordinate the priority of its lien on the collateral described in the Security Agreement to the lien on such collateral arising under the Senior Loan documents.

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

Compensation for the Services provided by MIHI pursuant to this Agreement is according to the following schedule:

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

The above description of the Letter of Intent is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Letter of Intent, this reference is made to the Letter of Intent, which was filed on Form 8-K on August 8, 2014 and is incorporated herein by this reference.

On September 15, 2017 The Company entered into an MOU with Kevin Swint to become the Company’s COO the MOU provides for the issuance of common stock of up to 1,000,000 shares of common stock to be issued in increments of 200,000 shares to be received upon signing of the MOU and further shares to be issued on the anniversary date of the MOU over a four year period and salary of $10,000 per month. As of October 31, 2017 no shares have been issued to Mr. Swint and 200,000 shares were subsequently issued to Mr. Swint on November 15, 2017.

RESULTS OF OPERATIONS

The Company recognized revenues of $48,000 during the three months ended October 31, 2017.

During the three months ended October 31, 2017, we incurred general and administrative expenses of $230,654, which were mainly due to the ongoing costs of operations of a fully reporting company.

During the three months ended October 31, 2017, the Company recognized a net loss of $305,058 due to the general and administrative expenses.

During the six months ended October 31, 2017, we incurred general and administrative expenses of $361,857, which were mainly due to the ongoing costs of operations of a fully reporting company.

During the six months ended October 31, 2017, the Company recognized a net loss of $592,495 due to the general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017, the Company had $95,055 cash on hand. The Company’s total current liabilities were $1,608,159 as of October 31, 2017, which was mainly accounts payable and accrued expenses of $914,170, and notes payable of $625,650. At October 31, 2017, the Company’s current liabilities exceeded current assets by $1,513,104.

For the three month period ended October 31, 2017 the Company received $275,000 in financing activities.

For the six month period ended October 31, 2017 the Company used $188,840 of cash in operating activities.

The Company did not have any investment activities during the six months ended October 31, 2017 or 2016.

The Company has an accumulated deficit, as of October 31, 2017, of $2,106,087 compared to $1,562,939 as of April 30, 2017, an increase of $543,148 in the six-month period.

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

As of October 31, 2017, we do not have any obligation under certain guarantees or contracts as defined above.

As of October 31, 2017, we do not have any retained or contingent interest in assets as defined above.

As of October 31, 2017, we hold one derivative financial instrument.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of October 31, 2017, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2017 and April 30, 2017, we were not involved in any unconsolidated SPE transactions.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting (“ICFR”) is as of the quarter ended October 31, 2017. We believe that ICFR is not effective because of the small size of the business. We have not identified any current, material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our ICFR that occurred during the quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: January 05, 2018	By:	/s/ Arturo Sanchez
Arturo “Jake” Sanchez,
Chief Executive Officer
(Principal Executive Officer)

