Form 10-Q
period 2018-01-31
MEDICAL INNOVATION HOLDINGS, INC.
filed 2018-03-19
CIK 1093248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of January 31, 2018, there were 39,880,022 of the registrant’s common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	January 31, 2018	April 30, 2017
	Unaudited	Audited
ASSETS

Current assets:
Cash	$6,461	$8,895
Total Current Assets	6,461	8,895

Total assets	6,461	8,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued Liabilities	582,648	455,148
Accounts Payable	282,572	349,704
Notes Payable	514,344	322,209
Derivative Liability	189,311	-
Total liabilities	1,568,875	1,127,061

Stockholders’ deficit:
Common stock; authorized 500,000,000; 39,880,022 shares at $0.0001 par value	3,988	3,918
Additional Paid in Capital	1,091,915	440,855
Deficit accumulated	(2,658,317)	(1,562,939)
Total stockholders’ deficit	(1,562,414)	(1,118,166)

Total liabilities and stockholders’ deficit	$6,461	$8,895

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	For the Three Month Period Ended January 31, 2018	For the Three Month Period Ended January 31, 2017	For the Nine Month Period Ended January 31, 2018	For the Nine Month Period Ended January 31, 2017
Revenue:	-		$48,000
Operating Expenses:

General and administrative	285,644	314,060	695,501	617,942
Total Operating Expenses	285,644	314,060	647,501	617,942

Non-Operating expense
Changes in fair value of derivative liability	(6,085)		(23,946)
Other Expenses
Interest Expense, net	115,979	-	297,750	-
Loss on conversion of debt	103,422		221,622
Total non-operating expense	213,316		495,426
Net loss for the period	$(498,960)	$(314,060)	$(1,142,927)	$(617,942)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	39,504,940	38,587,522	39,504,940	37,982,022

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Month Period Ended January 31, 2018	For the Nine Month Period Ended January 31, 2017

Cash flow from operating activities:
Net loss	$(1,142,927)	$(617,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of debt	221,622
Change in value of derivative liability	(23,946)
Amortization of debt discount	104,796
Financing costs	131,596
Shares for services	-	149,310
Changes in operating assets and liabilities:
Increase (Decrease) in Accrued Liabilities	180,838	389,331
Accrued Interest, net	53,537
Increase (Decrease) in Accounts Payable	111,050	(165,805)
Net Cash Used in Operating activities	(363,434)	(245,106)

Cash flows from financing activities:
Issuance of Common Stock	161,000	295,463
Change due to Shareholders	-	-
Increase (Decrease) in Notes Payable	50,000	(18,100)
Increase (Decrease) in Convertible Notes Payable	150,000	-
Net cash provided by financing activities	361,000	277,363

Net Increase (Decrease) in Cash	(2,434)	32,257

Cash, beginning of period	8,895	1,600

Cash, end of period	$6,461	$33,857

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements

MEDICAL INNOVATION HOLDINGS, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018 (Unaudited) AND APRIL 30, 2017

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

On June 28, 2016, the Company formed a wholly-owned subsidiary, BKare Diagnostics, Inc. (“BKare”), in the state of Georgia. BKare is a full-scale provider of high quality laboratory and pharmaceutical services providing personalized services for small and mid-size medical practices and Virtual Health Medical Providers. All BKare Referral Laboratories are certified to provide services to Medicare, Medicaid, HMO and all private and commercial insurance companies. Their personalized services include custom testing protocols, tailored to meet client’s needs and includes services as an online private portal to order tests, supplies, online results 24 hours per day with board certified pathologists. As of December 31, 2017 BKare commenced limited operations and has generated no revenues to date.

On August 9, 2016 the Company announced it set up a subsidiary, 3PointCare, Inc. (“3P”), a Georgia corporation, to provide services to the Company for the administration, scheduling, claims processing, technical support as well as delivering medical and health related services. The subsidiary is in the development stage.

On September 8, 2016 the Company announced that 3P entered into a Management Services Agreement to exclusively provide management services to TeleLife MD, Inc. (“TeleLife”) with this agreement, the Company acquired the services of TeleLife, a multi-disciplinary specialty care practice formed to provide telemedicine services to patients in rural underserved areas in various States. The Company also licensed its cloud-based tele-health technology platform to TeleLife. Additionally, the Company will provide core Member Service Organization (MSO) services such as claims processing, billing and collection, physician services that include tech support and recruiting.

As of January 31, 2018, 3Point ordered its telemed hardware platform and integrated it into our Electronic Medical Records and video software to create a unique tele medicine station. The Company has not generated any revenues to date and is expecting to commence commercial operations during the second quarter of 2018.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared in conformity with GAAP in the United States (“GAAP”), which contemplates continuation of the Company as a going concern. In addition, the Company’s notes are currently in default. The Company is a development stage enterprise and has limited operations as of January 31, 2018. As of January 31, 2018, the Company had an accumulated deficit of $2,658,317.

Management is devoting considerable effort to establish a business as discussed above. Management has taken various steps in that direction and believes its actions will allow the Company to continue its operations through the next fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will obtain positive cash flow.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying CFS of Medical Innovation Holdings, Inc. and its subsidiaries were prepared in accordance with GAAP and include the assets, liabilities, revenues, and expenses of subsidiaries. All intercompany balances and transactions were eliminated in consolidation.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in the three and nine months ended January 31, 2018 and 2017.

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

Long Lived Assets

The Company follows Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), now codified in Accounting Standard Codification (“ASC”) 350, which addresses financial accounting and reporting for the impairment or disposal of long-lived. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 350. ASC 350 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced.

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

As of January 31, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of January 31, 2018 and April 30, 2017.

	January 31, 2018	April 30, 2017

Attorney fees	$272,748	$272,748
Related party-Accrued Salaries	309,900	182,400

Total	$582,648	$455,148

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following as of January 31, 2018 and April 30, 2017

	January 31, 2018	April 30, 2017

Syndicated Equity, Inc.	$348 ,149	$302,209
C. S. Seshadri	20,000	20,000
Eagle Equities LLC	51,552	-
Eagle Equities LLC, net of discount of $55,357	94,643

Total	$514,344	$322,209

The Company retained a Note payable of $256,025. The Note was issued on June 18, 2015 and was due in one month at 1%. The Note carries a default interest rate of 18% and is convertible at 60% of the Volume Weighted Average Price for 5 days prior to conversion. This note is currently in default. The Company evaluated and recorded beneficial conversion on this note in prior years’ financial statements. The Company recorded $15,832 in interest for the three month period and $45,940 for the nine month period ending January 31, 2018 as compared to accrued interest of $12,788 and $36,711 for the comparable three and nine month period in 2017.

The Seshadri note was agreed to be settled for $20,000. Prior to the settlement the note carried interest and was convertible into the Company’s common stock.

On September 12, 2017, the Company issued an 8% Collateralized Promissory note, (the “Note”) to Eagle Equities LLC (“Eagle”) of $50,000 to evidence funds lent by Eagle to the Company on September 12, 2017. The Note has a maturity date of May 12, 2018. The Company recorded $1,017 in accrued interest for the three month period ending January 31, 2018 and $1,552 for the nine month period ending January 31, 2018.

Convertible Notes

On July 6, 2017, the Company issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle for $75,000 to evidence funds lent by Eagle to the Company on July 6, 2017. The Note has a maturity date of July 6, 2018. Eagle also has the option to convert the Note into Common Shares of the Company at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. On January 23, 2018 the Company received a Notice of Conversion to issue 1,032,060 common shares to Eagle to satisfy the convertible note and accrued interest in full. The Company has also recorded a $52,222 loss on the conversion of this Note. The shares were issued subsequent to January 31, 2018.

On August 10, 2017, the Company issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle of $75,000 to evidence funds lent by Eagle to the Company on August 10, 2017. The Note has a maturity date of August 10, 2018. Eagle also has the option to convert the Note into Common Shares of the Company at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. The Company recorded $1,537 in accrued interest for the three month period ending January 31, 2018 and $2,895 for the nine month period ending January 31, 2018.

On October 23, 2017, the Company issued an 8% Convertible Promissory Note, convertible 180 days after the execution (the “Note”) to Eagle of $75,000 to evidence funds lent by Eagle to the Company on October 23, 2017. The Note has a maturity date of October 23, 2018. Eagle also has the option to convert the Note into Common Shares of the Company at a price (“Conversion Price”) for each share of Common Stock equal to 60% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company. The Company recorded $1,513 in accrued interest for the three month period ending January 31, 2018 and $1,646 for the nine month period ending January 31, 2018.

The aforementioned Notes are classified as a hybrid instruments with an embedded feature. The embedded feature has all of the following characteristics to qualify as a derivative:

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

Derivative liabilities

The derivative liability is derived from the conversion features in the promissory notes issued on July 6, 2017, August 10, 2017 and October 23, 2017 respectively. The derivative liability was $183,311 as of January 31, 2018. The Company recorded $6,085 and $23,946 for expense from changes in derivative liability during the three and nine month periods, respectively.

January 31, 2018
Annual dividend yield	—
Expected life (years)	0.7
Risk-free interest rate	1.76%
Expected volatility	253%

NOTE 6 - EMPLOYMENT AGREEMENT

As of January 31, 2018 there are no employment agreements with any management personnel. However, on April 1, 2016 the Company entered into a memorandum of understanding (“MOU”) with its CEO that includes a tentative salary of $144,000 per annum based upon certain conditions and other provisions. However, as of the date of this report, no definitive agreement has been signed.

On September 15, 2017 The Company entered into an MOU with Kevin Swint to become the Company’s COO the MOU provides for the issuance of common stock of up to 1,000,000 shares of common stock to be issued in increments of 200,000 shares to be received upon signing of the MOU and further issuances of 200,000 shares to be issued on the each anniversary date of the MOU over a four year period and salary of $10,000 per month. As of January 31, 2018 200,000 shares were issued to Mr. Swint these shares are valued at $86,000 as the closing share price on the date of issuance was $0.43.

NOTE 7 - PREFERRED STOCK

As of January 31, 2018 the Company had 30 shares of convertible preferred stock outstanding. Each share of preferred share is convertible in to 1% of the outstanding common shares at the date of conversion. At January 31, 2018 the preferred shares were convertible into approximately 11,770,500 shares of common stock.

NOTE 8- PENDING LITIGATION

Under a contract, the Company had liabilities due to a former law firm of $200,000 (see note 3 above). The law firm filed suit against multiple defendants, including the Company, and was awarded a judgment against the parties to collect its fees, including costs. The Company intends to settle this matter.

NOTE 9 - CONTRACTUAL OBLIGATIONS

As part of the acquisition on April 29, 2016, the Company assumed a consulting agreement entered into on February 20, 2016 by MedHold JV, which obligates MedHold JV to pay BBV International Consulting, LLC (“BBVI”) $30,000 per month through February 19, 2019 for strategic and corporate planning. The agreement was ratified by the Company’s Board of Directors effective May 1, 2016. The Company expensed $360,000 of consulting fees during the year ended April 30, 2017. The outstanding balance as of December 31, 2016 was converted into restricted shares of common stock at $0.50 per share, the value of the shares as of the date of issue was $149,310. Upon board approval, the remaining balance through January 31, 2018 will be converted to restricted shares of common stock.

During the three month period ending July 31, 2017 the Company issued 60,000 shares to settle $30,000 of previous debt owed to BBVI, a related party, the fair value of the 60,000 common shares was $148,200 which resulted in a loss on settlement of debt of $118,200. The Company also recorded $90,000 in accrued fees to BBVI during the three month period ending July 31, 2017.

During the three month period ending January 31, 2018 the Company issued 320,000 shares to settle $160,000 of previous debt owed to BBVI, a related party, the fair value of the 320,000 common shares was $211,200 which resulted in a loss on settlement of debt of $51,200. The Company also recorded $90,000 in accrued fees to BBVI during the three month period ending January 31, 2018, and the contract expired December 30, 2017 by mutual agreement between BBVI and the Company.

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

NOTE 10 - STOCKHOLDERS’ EQUITY

1,866,000 common shares (post-reverse split 1-for-10) were issued during the year ended April 30, 2017 for $295,463 through a private placement to unrelated parties under Rule 506 of Regulation D. During the year ended April 30, 2017 100,000 shares were issued to a consultant for worked performed. The valuation of those shares was $149,310.

On July 20, 2017 the Company issued 60,000 shares of common stock to BBVI Consulting, a related party, to settle a portion of previous debt owed to BBVI. The fair value of the 60,000 common shares was $148,200, which resulted in a loss on settlement of debt of $118,200.

During the three month period ending January 31, 2018 the Company issued 320,000 shares to settle $160,000 of previous debt owed to BBVI, a related party, the fair value of the 320,000 common shares was $160,000 which resulted in a loss on settlement of debt $51,200. The Company also recorded $90,000 in accrued fees to BBVI during the three month period ending January 31, 2018.

On November 15, 2017 25,000 shares at $0.20 per share were issued to a shareholder who had previously subscribed for shares in the Company.

On January 23, 2018 the Company received a Notice of Conversion to issue 1,032,060 common shares to Eagle to satisfy the convertible note and accrued interest in full. The Company has also recorded a $52,222 loss on the conversion of this Note. The shares were issued subsequent to January 31, 2018.

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

THE MARKET

We Believe the Time is Right:

The US is the world’s largest national economy with over $18.6 trillion of annual economic activity. This is more than one fifth of the world’s total economic output. Healthcare, a key economic driver, comprises approximately 18% of the nation’s gross domestic product, with Americans spending more than any other country on their care at $10,345 per person in 2016. Yet despite devoting many resources to this industry, the U.S. has consistently ranked lower in many measures of health and wellness including: life expectancy, infant mortality, and diabetes care. The government has made numerous attempts throughout the nation’s history in reforming healthcare with few successes. A big stride in healthcare reform came in 2010 with the signing of the Patient Protection and Affordable Care Act (ACA). Although the ACA intends to reduce costs and improve quality within the U.S. healthcare system, many agree that the key to achieving that goal will not be legislation, but technology.

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

Our target for Nursing Homes:

There are estimated to be 15,000 nursing homes in the U.S., as a result of studies conducted by leading institutions (Source: Dartmouth, Commonwealth Fund), showed that based on the reduced hospitalization rates of the more telemedicine engaged facilities, Medicare might see up to $150,000 in savings per nursing home per year. We believe the annual cost of the telemedicine service is estimated at $36,000 per nursing home per year, suggesting that there could be $114,000 in net savings per year.

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

Our Target for K-12 Schools:

The approximate number of K-12 Schools both private and public in the US is 132,800. (Source: National Center for Education Statistics, NCES). According to the Center for Education Reform, of the total number of schools, about 2,000 have School Based Health Centers (SCHCs), and, few of these are using telehealth. This market segment can experience significant growth with an access solution, which we intend to offer.

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

The Asset Acquisition Agreement contains customary representations and warranties and pre and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability. The registrant has not completed the funding of this acquisition, and with the execution of this agreement it allows the Registrant to source funding for this acquisition. The foregoing summary description of the terms of the Asset Acquisition Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Asset Acquisition Agreement, this reference is made to such agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by this reference as filed on Form 8-K with the Securities and Exchange Commission

On August 7, 2017 Medical Innovation Holdings, Inc. (“MIHI”), a Colorado corporation (the “Company”) entered into a Letter of Intent (“LOI”) with Orange Care Group of Miami lakes Florida. Medical Innovation Holdings, Inc. is to provide Information Technology management services to practices enrolled in Orange Care Group’s Accountable Care Organizations, including Total Care ACO, LLC d/b/a Orange Accountable Care of New York, Orange Accountable Care of New Jersey, LLC, Orange Accountable Care of Texas, LLC, Orange Accountable Care of South Florida, LLC or Orange Accountable Care Organization of South Florida, LLC (collectively known as “ACO”).

It is the understanding of the parties to this LOI that the products and services which Manager will provide to providers, practices and physicians that are members of the ACO (“ACO Participants”) will support the ACO’s mission of Advancing Care Information in connection with the provision of healthcare services by such ACO Participants to their patients who are Medicare beneficiaries

The term of this LOI shall not be less than five months and at the end of such five-month period, an option to renew for a term of not less than one year.

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

The above description of the LOI is intended as a summary only and is qualified in its entirety by the terms and conditions set forth therein, and may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Letter of Intent, this reference is made to the Letter of Intent, which was filed on Form 8-K on August 8, 2014 and is incorporated herein by this reference.

On September 15, 2017 The Company entered into an MOU with Kevin Swint to become the Company’s COO the MOU provides for the issuance of common stock of up to 1,000,000 shares of common stock to be issued in increments of 200,000 shares to be received upon signing of the MOU and further issuances of 200,000 shares are to be issued on the anniversary date of the MOU over a four year period and salary of $10,000 per month. As of January 31, 2018 200,000 shares were issued to Mr. Swint on November 15, 2017.

RESULTS OF OPERATIONS

The Company recognized revenues of $0 during the three months ended January 31, 2018.

The Company recognized revenues of $48,000 during the nine months ended January 31, 2018.

During the three months ended January 31, 2018, we incurred general and administrative expenses of $285,644, which were mainly due to the ongoing costs of operations of a fully reporting company.

During the nine months ended January 31, 2018, we incurred general and administrative expenses of $647,501which were mainly due to the ongoing costs of operations of a fully reporting company.

During the three months ended January 31, 2018, the Company recognized a net loss of $498,960 due to the general and administrative expenses.

During the nine months ended January 31, 2018, the Company recognized a net loss of $1,142,927 due to the general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018, the Company had $6,461of cash and equivalents. The Company’s total current liabilities were $1,568,875 as of January 31, 2018, which was mainly accounts payable of $282,572 and accrued expenses of $582,648, and notes payable of $514,344. At January 31, 2018, the Company’s current liabilities exceeded current assets by $1,562,414.

For the nine month period ended January 31, 2018 the Company received $361,000 of cash from financing activities.

The Company did not have any investment activities during the nine months ended January 31, 2018 or 2017.

The Company has an accumulated deficit, as of January 31, 2018, of $2,658,317 compared to $1,562,939 as of April 30, 2017, an increase of $1,095,378 in the nine-month period.

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

As of January 31, 2018, we do not have any obligation under certain guarantees or contracts as defined above.

As of January 31, 2018, we do not have any retained or contingent interest in assets as defined above.

As of January 31, 2018, we hold one derivative financial instrument.

Accounting for Derivative Instrument and Hedging Activities, as amended.

As of January 31, 2018, we did not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2018 and April 30, 2017, we were not involved in any unconsolidated SPE transactions.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting (“ICFR”) is as of the quarter ended January 31, 2018. We believe that ICFR is not effective because of the small size of the business. We have not identified any current, material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

There was no change in our ICFR that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDICAL INNOVATION HOLDINGS, INC.
(Registrant)

Dated: March 19, 2018	By:	/s/ Arturo Sanchez
Arturo “Jake” Sanchez,
Chief Executive Officer
(Principal Executive Officer)

